Form 10-K/A
period 1995-12-31
FIRST NATIONWIDE HOLDINGS INC
filed 1996-05-15
CIK 928358

=============================================================================
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                               ---------------
                                 FORM 10-K/A
                               ---------------

(MARK ONE)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to
                       Commission file Number 33-82654

                        FIRST NATIONWIDE HOLDINGS INC.

            (Exact name of registrant as specified in its charter)

                  DELAWARE                         13-3778552
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)
            38 EAST 63RD STREET,
             NEW YORK, NEW YORK                 10021 (Zip Code)
 (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-572-8500 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: N/A SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: N/A

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 20, 1996: N/A.

   The number of shares outstanding of each of the registrant's classes of $1.00 par value common stock, as of the close of business on March 20, 1996; 800 shares of class A common stock; 200 shares of class B common stock and
169.5 shares of class C common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None
=============================================================================

                        FIRST NATIONWIDE HOLDINGS INC.
                       1995 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS

                                    PART I

                                                                                                PAGE
                                                                                              --------
Item 1.       Business .....................................................................      1
               General .....................................................................      1
               Lending Activities ..........................................................      6
               Non-performing Assets .......................................................     13
               Investment Activities .......................................................     17
               Sources of Funds ............................................................     21
               Other Activities ............................................................     28
               Dividend Policy .............................................................     32
               Employees ...................................................................     32
               Competition .................................................................     32
               Regulation ..................................................................     33
               Regulation of FN Holdings ...................................................     33
               Regulation of the Bank ......................................................     34
               Taxation ....................................................................     41
Item 2.       Properties ...................................................................     42
Item 3.       Legal Proceedings ............................................................     43
Item 4.       Submission of Matters to a Vote of Security Holders ..........................     43

                                                PART II

Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters  ...     44
Item 6.       Selected Financial Data ......................................................     45
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
               Operations ..................................................................     47
               General .....................................................................     47
               Results of Operations .......................................................     51
               Provision for Federal and State Income Taxes ................................     58
               Taxation of the Bank ........................................................     59
               Tax Effects of Dividend Payments by the Bank ................................     60
               Provision for Loan Losses ...................................................     60
               Asset and Liability Management ..............................................     61
               Liquidity ...................................................................     63
               Impact of Inflation and Changing Prices .....................................     67
               Non-performing Assets .......................................................     67
               Capital Resources ...........................................................     71
Item 8.       Financial Statements and Supplementary Data ..................................     74
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosures .................................................................     74

                                               PART III

Item 10.      Directors and Executive Officers of the Registrant ...........................     75
Item 11.      Executive Compensation .......................................................     78
Item 12.      Security Ownership of Certain Beneficial Owners and Management  ..............     80
Item 13.      Certain Relationships and Related Transactions ...............................     81

                                                PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 10-K  ............     85
Index to Financial Statements ..............................................................    F-1

                                    PART I

ITEM 1. BUSINESS

GENERAL

   First Nationwide Holdings Inc. ("FN Holdings" or the "Company") is a holding company chartered under the laws of the State of Delaware, whose only significant asset is all of the common stock of First Nationwide Bank, A Federal Savings Bank ("First Nationwide" or "Bank"). As such, FN Holdings' principal business operations are conducted by the Bank and its subsidiaries.

   FN Holdings is 80% owned indirectly by MacAndrews & Forbes Holdings, Inc. ("MacAndrews Holdings"), a corporation wholly owned through Mafco Holdings Inc. ("Mafco Holdings" and together with MacAndrews Holdings, "MacAndrews & Forbes") by Ronald O. Perelman, and is 20% owned by Hunter's Glen/Ford, Ltd. ("Hunter's Glen"), a Texas limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a director of the Bank.

   The Company's operations are significantly influenced by general economic conditions in the markets and geographic areas in which the Bank conducts its business, the monetary and fiscal policies of the federal government and the regulatory policies of certain governmental agencies. Deposit balances and the cost of borrowings are influenced by interest rates on competing investments and general market interest rates. The Company's loan volume and yields are also impacted by market interest rates on loans, the supply of and demand for housing, and the availability of funds.

   The Bank's principal business consists of operating retail deposit branches and originating and/or purchasing one to four family real estate loans and, to a lesser extent, certain consumer loans. First Nationwide actively manages its commercial real estate loan portfolio acquired through acquisitions and is also active in mortgage banking and loan servicing. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, collections on loans, asset sales and retained earnings.

   Revenues are derived from interest charged on loans, interest and dividends received on securities and mortgage-backed securities, fees received in connection with loan servicing, securities brokerage and other customer service transactions, and asset management fees. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, general and administrative expenses consisting of compensation and benefits, data processing, occupancy and equipment, communications, deposit insurance assessments, advertising and marketing, professional fees and other general and administrative expenses.

   First Nationwide, formerly First Madison Bank, FSB ("First Madison") and successor to First Gibraltar Bank, FSB ("First Gibraltar"), was organized and chartered as a Federal stock savings bank in December 1988 under the Home Owners' Loan Act ("HOLA") to acquire substantially all of the assets and to assume deposit, secured and certain other liabilities of five insolvent Texas savings and loan associations ("Texas Closed Banks") from the Federal Savings and Loan Insurance Corporation ("FSLIC"), as receiver. On August 9, 1989, the FSLIC was abolished and its obligations and rights were assumed by the FSLIC Resolution Fund; hereafter, the FSLIC or its successor FSLIC Resolution Fund will be referred to as the "FSLIC/RF."

   The Bank is regulated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"), which, through the Savings Association Insurance Fund ("SAIF"), insures the deposit accounts of First Nationwide. The Bank is also a member of the Federal Home Loan Bank System ("FHLBS"). As of December 31, 1995, First Nationwide had assets totalling approximately $14.6 billion, deposits totalling approximately $10.2 billion, and operated retail branch offices at 160 locations in seven states. As indicated in the following paragraphs, the Bank has entered into agreements to sell 79 retail branch offices in four states to third parties and agreements to purchase additional thrift institutions in California.

   The Texas Closed Banks were purchased effective December 28, 1988 pursuant to five substantially similar acquisition agreements and an assistance agreement ("Assistance Agreement") among the

FSLIC/RF, First Gibraltar, First Gibraltar Holdings Inc. ("First Gibraltar Holdings"), an indirect parent of the Bank, and MacAndrews Holdings. Assets subject to the Assistance Agreement are known as "Covered Assets." The Assistance Agreement generally provides for guaranteed yield amounts to be paid on the book value of the Covered Assets, and pays First Nationwide for 90% of the losses incurred upon disposition of the Covered Assets ("Capital Loss Provision"). The remaining 10% not reimbursed, net of 10% of all asset recoveries and certain agreed-upon Covered Asset disposition fees ("Shared Gain"), is known as the "FSLIC/RF Reimbursement." In January 1992, certain provisions of the Assistance Agreement were renegotiated and amended or modified. In connection with such modification, the Bank accrued the present value of the FSLIC/RF Reimbursement over the life of the Assistance Agreement, resulting in a $60 million charge to operations in 1992.

   On February 1, 1993, First Gibraltar sold to Bank of America Texas, N.A. and BankAmerica Corporation (collectively, "BankAmerica") certain assets, liabilities and substantially all of the branch operations of First Gibraltar located in Texas consisting of approximately $829 million of loans and 130 branches with approximately $6.9 billion in deposits (the "BAC Sale"). A gain of $141 million was recorded in connection with this sale. In anticipation of the BAC Sale, management sold long-term interest-earning assets, primarily loans and mortgage-backed securities, based on BankAmerica's intention to acquire primarily shorter-term assets. As a result, the Bank recognized gains on the sale of interest-earning assets totalling $203 million during the year ended December 31, 1992. Subsequent to the BAC Sale, First Gibraltar changed its name to First Madison Bank, FSB.

   From August 1991 through March 31, 1993, First Nationwide Holdings conducted most of its mortgage banking operations through First Gibraltar Mortgage Holdings Inc. ("FGMH"). Effective July 1, 1992, FGMH acquired all of the outstanding stock of the mortgage banking company, Troy and Nichols, Inc. of Monroe, Louisiana, with a servicing portfolio of 129,000 loans totalling approximately $5.9 billion. This transaction was accounted for under the purchase method of accounting. On March 31, 1993, the stock of FGMH was distributed by First Nationwide Bank to its then immediate parent. FGMH was subsequently sold during 1993 for a gain of approximately $95 million.

   Following the BAC Sale, and through September 1994, the Bank's principal business was the funding of the Covered Assets and the performance of its obligations under the Assistance Agreement. Subsequent to the BAC Sale, the Bank also managed four retail branches in Texas and supplemented its retail deposit base with wholesale funds from Brokered Deposits (as defined herein) and FHLB advances. In June 1995, the FDIC, as manager for the FSLIC/RF, exercised its right under the Assistance Agreement to purchase substantially all of the remaining Covered Assets as of June 1, 1995 at the fair market value of such assets and further purchased additional assets from the remaining Covered Asset portfolio in September 1995 (the "FDIC Purchase"). Any losses sustained by the Bank as a result of the FDIC Purchase have been reimbursed under the Capital Loss Coverage provision of the Assistance Agreement except for $39 million which the FDIC has elected to treat as a Covered Asset at December 31, 1995. Proceeds from this transaction were reinvested in the normal course of business.

   On April 14, 1994, the Bank entered into the Asset Purchase Agreement (the "Asset Purchase Agreement") with First Nationwide Bank, A Federal Savings Bank ("Old FN"), an indirect subsidiary of Ford Motor Company ("Ford Motor"). On October 3, 1994, effective immediately after the close of business on September 30, 1994, the Bank acquired substantially all of the assets and certain of the liabilities (the "FNB Acquired Business") of Old FN (the "FN Acquisition") for $726.5 million. Effective on October 1, 1994, the Bank changed its name from "First Madison Bank, FSB" to "First Nationwide Bank, A Federal Savings Bank." On October 7, 1994, the Bank sold the FNB Acquired Business' branch network in Illinois, with approximately $1.2 billion in deposits, to Household Bank, f.s.b. (the "Illinois Sale").

   The Bank financed the FN Acquisition and paid related fees and expenses with: (i) a capital contribution by FN Holdings funded with the net proceeds of (a) the issuance of FN Holdings' 12 1/4 % Senior Notes Due 2001 (the "Senior Notes"), (b) the issuance of its class C common stock to First Nationwide (Parent) Holdings Inc. ("Holdings"), an indirect subsidiary of MacAndrews Holdings, (ii) the net proceeds from the issuance of 11 1/2 % noncumulative Perpetual Preferred Stock of the Bank ("Preferred Stock") and (iii) existing cash and proceeds from securities sold under agreements to repurchase. See "Certain Relationships and Related Transactions."

   In connection with the FN Acquisition, management of the Bank developed a strategy to enhance the value of the Bank. The key elements of the strategy include streamlining the Bank's operations to be competitive, including concentrating on opportunities in the California market and enhancing the activities that produce fee income, particularly mortgage banking and asset management. Since October 1994, as a part of this strategy, the Bank has consummated or entered into contracts for several acquisitions and has divested certain operations.

   In December 1994, the Bank's wholly owned mortgage bank operating subsidiary, First Nationwide Mortgage Corporation ("FNMC"), entered into a series of agreements with the Resolution Trust Corporation as conservator for Standard Federal Savings Association and subsidiaries of Frederick, Maryland ("StanFed"), to acquire certain of StanFed's mortgage servicing assets and assume certain of StanFed's mortgage servicing liabilities for approximately $178 million (the "Maryland Acquisition"). As a result of the Maryland Acquisition, FNMC acquired a 1-4 unit residential mortgage loan servicing portfolio of approximately $11.4 billion (including $1.8 billion of mortgage servicing rights ("MSRs"), which are rights to service mortgages held by others, that are owned by third parties who have subcontracted to FNMC the servicing function (a "sub-servicing portfolio")) and certain other assets and liabilities. The transaction was consummated on February 28, 1995. In connection with the Maryland Acquisition, FNMC has moved its mortgage servicing operations to Maryland from its former location in Sacramento, California. Costs totalling $5.7 million associated with such consolidation are included in noninterest expense in FN Holdings' consolidated statement of operations for the year ended December 31, 1995. In April 1995, the Bank closed substantially all of its retail mortgage loan production offices. Costs associated with such closures of approximately $2.1 million are included in noninterest expense in FN Holdings' consolidated statement of operations for the year ended December 31, 1995.

   In April 1995, First Nationwide acquired approximately $13 million in deposits located in Tiburon, California from East-West Federal Bank, a federal savings bank (the "Tiburon Purchase"). In August 1995, the Bank acquired three retail branches located in Orange County, California with deposit accounts totalling approximately $356 million from ITT Federal Bank, fsb (the "ITT Purchase"). On December 8, 1995, the Bank acquired four retail branches located in Sonoma County, California with deposit accounts of approximately $144 million, from Citizens Federal Bank, a Federal Savings Bank (the "Sonoma Purchase" and, collectively with the Tiburon Purchase and the ITT Purchase, the "Branch Purchases"). The weighted average deposit premium paid in connection with the Branch Purchases was 3.78%.

   On February 1, 1996, the Bank acquired (the "SFFed Acquisition") pursuant to an Agreement and Plan of Merger dated August 27, 1995, (the "Merger Agreement") with SFFed Corp. ("SFFed"), a savings and loan holding company, SFFed and its wholly owned federal savings association, San Francisco Federal Savings and Loan Association ("San Francisco Federal") for approximately $264 million. San Francisco Federal, headquartered in San Francisco, California, operated 35 branches in the Northern California area. San Francisco Federal's primary business consisted of operating retail deposit branches and originating and/or purchasing residential real estate loans, and to a lesser extent, certain consumer loans. At December 31, 1995, San Francisco Federal had approximately $4.0 billion in assets and approximately $2.7 billion in deposits.

   On October 2, 1995, FNMC purchased from Lomas Mortgage USA, Inc. ("LMUSA"), a subsidiary of Lomas Financial Corporation ("LFC"), a loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), $2.9 billion of MSRs that are owned by third parties who have contracted with FNMC to monitor the performance and consolidate the reporting of various other servicers (a "master servicing portfolio") andother assets, principally existing loans and loan production operations of LMUSA, for $100 million, payable in installments, and the assumption of certain indebtedness secured by the acquired loan portfolio (the "LMUSA 1995 Purchase").

   On January 31, 1996, FNMC consummated an agreement to purchase LMUSA's remaining $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $45.3 million in net other servicing receivables, $5.8 million in mortgage loans, and $6.2 million in net other assets for a purchase price of approximately $160.8 million payable in installments (the "LMUSA 1996 Purchase"). The initial installment of $49.8 million was paid with existing cash.

   On December 19, 1995, the Bank entered into a merger agreement with Home Federal Financial Corporation ("HFFC"), pursuant to which the Bank will acquire (the "Home Federal Acquisition") HFFC and its wholly owned federally chartered savings association subsidiary, Home Federal Savings and Loan Association of San Francisco ("Home Federal") for approximately $70.6 million. At December 31, 1995, HFFC had approximately $718 million in assets and $625 million in deposits and operated 15 branches in the Northern California area. The Home Federal Acquisition is subject to approval by HFFC's shareholders and regulatory approval by the OTS, and is presently anticipated to close in the second quarter of 1996.

   From September through December of 1995, the Bank entered into contracts for the sale of its retail branches in the states of Ohio (the "Ohio Branch Sale"), New York and New Jersey (the "Northeast Branch Sale") and Michigan ((the "Michigan Branch Sale") and, together with the Ohio Branch Sale and the Northeast Branch Sale, the "Branch Sales"). The Ohio Branch Sale was consummated on January 19, 1996. The Northeast Branch Sale, comprised of 32 branches, is expected to be consummated during the first quarter of 1996 (of which, as of March 18, 1996, 15 branches have been sold). The Michigan Branch Sale is expected to be consummated during the second quarter of 1996. The SFFed Acquisition, the Home Federal Acquisition and the Branch Sales will contribute to the restructuring of the Bank's retail branch network consistent with its strategy of strengthening its West Coast presence. In addition, by consolidating many of the operating functions of the Bank and San Francisco Federal, management believes that it can achieve economies of scale and cost savings.

   The following chart sets forth in simplified form the ownership structure of FN Holdings and the Bank.

             -----------------------------------------------------
             |                Ronald O. Perelman                 |
             -----------------------------------------------------
                                     100%
             -----------------------------------------------------
             |                Mafco Holdings Inc.                |
             |                ("Mafco Holdings")                 |
             -----------------------------------------------------
                                     100%
             -----------------------------------------------------
             |         MacAndrews & Forbes Holdings Inc.         |
             |              ("MacAndrews Holdings")              |
             -----------------------------------------------------
                                     100%
             -----------------------------------------------------
             |       Trans Network Insurance Services Inc.       |
             |                     ("TNIS")                      |
             |(formerly "First Gibraltar (Parent) Holdings Inc.")|
             -----------------------------------------------------
                                     100%
             -----------------------------------------------------
             |           First Gibraltar Holdings Inc.           |
             |           ("First Gibraltar Holdings")            |
             -----------------------------------------------------
                                     100%
             -----------------------------------------------------
             |      First Nationwide (Parent) Holdings Inc.      |
             |                   ("Holdings")                    |
             -----------------------------------------------------
                                     80%*
- --------------------
|  Hunter's Glen/  |
|   Ford, Ltd.     |
| ("Hunter's Glen")|
- --------------------
        20%*
             -----------------------------------------------------
             |          FIRST NATIONWIDE HOLDINGS INC.           |
             |                 ("FN HOLDINGS")                   |
             -----------------------------------------------------
                                     100%
             -----------------------------------------------------
             |  First Nationwide Bank, A Federal Savings Bank    |
             |        ("First Nationwide" or the "Bank")         |
             -----------------------------------------------------
        100% of preferred stock
- -------------------
|  Holders of the |
| Preferred Stock |
- -------------------


- ------------

   * Hunter's Glen, a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a director of the Bank, owns 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock, and Holdings owns 100% of the class A common stock of FN Holdings, representing 80% of its voting common stock, and 100% of the class C common stock of the Company.

LENDING ACTIVITIES

   During the period between the BAC Sale and the FN Acquisition, the Bank's lending activity was limited. Loan originations focused on second lien home improvement lending, with a limited number of residential mortgage loans made. In addition, the Bank made loans to address special community housing needs through its Community Reinvestment Act ("CRA") program.

   Since the FN Acquisition, the Bank's principal lending activity is the origination of adjustable and fixed rate mortgage loans secured by residential properties. To a lesser extent, First Nationwide also originates consumer loans consisting principally of adjustable rate home equity lines of credit. The current commercial lending activity of First Nationwide is limited to restructuring and refinancing of existing portfolio loans, and multi-family loans originated under its affordable housing program. First Nationwide also participates in a number of other affordable housing program and initiatives.

   The Bank's residential loan origination activities are conducted by FNMC. Throughout this document, references to the Bank and its residential loan origination or servicing activities relate to functions performed by FNMC. In April 1995, FNMC concluded that the costs of operating retail offices outweighed the benefits and, accordingly, closed substantially all of its retail mortgage production offices. Residential loans continue to be originated through FNMC's wholesale origination offices (wherein loans are acquired from independent loan brokers) and the Bank's retail branches. FNMC originates adjustable rate mortgage ("ARM") loans on single-family residential properties which in the case of ARMs originated prior to September 30, 1995, have generally been held for investment, and fixed rate loans, which are generally held for sale to the secondary mortgage market. Subsequent to September 30, 1995, however, substantially all of the ARMs originated were sold in the secondary market in anticipation of the SFFed Acquisition. On October 2, 1995, FNMC acquired the correspondent loan purchase operation of LMUSA as well as contracts to administer various housing bond and other private mortgage lending programs.

   First Nationwide generates consumer loan applications at its retail branches. In addition, the Bank conducts direct-mail solicitations, principally of its existing customers, for both secured and, to a much lesser extent, unsecured revolving loans. All consumer loan processing, servicing and collection operations are centralized at a facility in Oak Brook, Illinois.

   The following table reflects, for the periods indicated, the net change in the total principal balances of loans receivable outstanding, excluding loans held for sale, for the Company and its subsidiaries:

                                                             YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                           1995       1994       1993
                                                         -------    -------    -------
                                                                  (IN MILLIONS)
Real estate loans originated:
 Loans to purchase existing property .................       959    $   419    $    27
 Loans for construction, including loans in process ..        --         --          2
                                                         -------    -------    -------
  Total real estate loans originated .................       959        419         29
Other loans originated ...............................       224         61         26
Loans purchased ......................................       751     11,753          2
                                                         -------    -------    -------
  Total loans originated and purchased ...............     1,934     12,233         57
Loans sold, securitized, repaid and foreclosed:
 Loans sold (1) ......................................      (380)      (155)      (300)
 Loans securitized ...................................      (376)    (1,339)        --
 Loan repayments and payoffs .........................    (1,922)      (387)      (539)
 Loan foreclosures ...................................       (93)       (25)       (32)
                                                         -------    -------    -------
  Total loans sold, securitized repaid and foreclosed     (2,771)    (1,906)      (871)
Other changes in loans receivable ....................      (308)       (40)       (51)
                                                         -------    -------    -------
 Net increase/(decrease) in loans receivable (2) .....   $(1,145)   $10,287    $  (865)
                                                         =======    =======    =======

- ------------

   (1) Includes loans sold pursuant to the Put Agreement (as defined herein) totalling $199.5 million and $104.2 million in 1995 and 1994, respectively.

   (2) Excludes allowance for loan losses, purchase accounting adjustments, unearned discounts and loan fees, and loans in process.

 Interest Rates, Terms and Fees

   First Nationwide offers a variety of ARM products with the objectives of
(i) matching, as closely as possible, the interest rate sensitivity of its assets with the interest rate sensitivity of its interest-bearing liabilities and (ii) maintaining a relatively stable net interest margin in varied interest rate environments. In response to consumer demand, and in order to diversify its loan portfolio and help to control its future interest rate risk, First Nationwide's loan portfolio includes several ARM products which vary as to (i) the frequency and amount of periodic interest rate changes and
(ii) the minimum and maximum rate applied to a particular loan. ARMs have the advantage of reducing an institution's sensitivity to interest rate fluctuations. However, they also present certain risks not associated with traditional fixed rate mortgages, such as adjustments in interest rates which could cause payment increases that some borrowers might be unable to service.

   First Nationwide attempts to mitigate the credit risks associated with mortgage lending activities by the use of strict underwriting standards. Substantially all residential loans originated are underwritten to conform with standards adopted by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or other secondary market investors. Accordingly, First Nationwide's underwriting standards include loan-to-value ("LTV") ratios and maximum loan amounts for both fixed rate loans and ARMs that closely mirror secondary market requirements. Generally, where these standards differ, specific compensating factors are required. With respect to ARMs, First Nationwide underwrites the borrower's ability to pay at the maximum second year payment rate, consistent with secondary market requirements.

   In addition to the interest earned on its loans, First Nationwide charges fees for loan originations, loan prepayments and modifications, late payments, changes of property ownership and other similar services. The amount of this fee income varies with the volume of loan originations, prepayments, the general economic conditions affecting the portfolio and other competitive factors affecting the mortgage market.

   Generally, late charges are assessed when payments are delinquent. On loans secured by residential properties, these charges are generally limited to 4% to 6% of the overdue payment of principal and interest and cannot be imposed until the payment is more than 15 days late, in accordance with the contractual terms of the loans and regulatory requirements in effect when the loans were made.

 Composition of Loan Portfolio

   The composition of the Company's loan portfolio, excluding loans held for sale and loans subject to the Assistance Agreement, is set forth in the following table, at the dates indicated:

                                                 AT DECEMBER 31,
                                  -------------------------------------------
                                   1995      1994     1993     1992     1991
                                  ------    ------   ------   ------   ------
                                                  (IN MILLIONS)
Real estate loans: ............
 1-4 unit residential .........   $5,423    $5,612      $19     $ 40   $1,891
 5+ unit residential ..........    1,854     2,178       --       --       --
 Commercial real estate  ......    1,716     2,015       10      138       96
 Land .........................        9        15       --       --       --
 Construction .................       --         8       --       --       --
                                  ------    ------   ------   ------   ------
  Total real estate loans  ....    9,002     9,828       29      178    1,987
Equity-line and consumer loans       171       492        5      631      866
Commercial loans ..............        2         1       --       90      136
                                  ------    ------   ------   ------   ------
  Total loans receivable  .....    9,175    10,321       34      899    2,989
                                  ------    ------   ------   ------   ------
Less: .........................
 Unearned discounts and loan
  fees ........................     (19)        --        3       55      376
 Loans in process .............       --        --       --       52       49
 Allowance for loan losses  ...      210       203        2       14       23
 Purchase accounting ..........
  adjustments, net ............      153       151       --        1       --
                                  ------    ------   ------   ------   ------
  Loans receivable, net  ......   $8,831    $9,967      $29     $777   $2,541
                                  ======    ======   ======   ======   ======

   The following table presents the Company's real estate loan portfolio (excluding loans held for sale and loans subject to the Assistance Agreement), by collateral type, by interest rate type and by state concentration at December 31, 1995:

                         1-4 UNIT              5+ UNIT            COMMERCIAL
                        RESIDENTIAL          RESIDENTIAL           AND OTHER        TOTAL REAL
                     -----------------    -----------------    -----------------      ESTATE       % OF
       STATE         VARIABLE    FIXED    VARIABLE    FIXED    VARIABLE    FIXED      LOANS       TOTAL
       -----         --------    -----    --------    -----    --------    -----    ----------    -----
                                               (DOLLARS IN MILLIONS)
California .......    $2,729     $238      $  798     $ 91      $1,128     $141       $5,125      56.93%
New York .........       404       73         215      115          48       40          895       9.94
Illinois .........       160       76          41        7          40       18          342       3.80
Florida ..........       102       46          39       33          31       12          263       2.92
Ohio .............        93       83          28        8          32        3          247       2.74
New Jersey .......       115       28          62        9           8        4          226       2.51
Hawaii ...........       198       19          --        1           4       --          222       2.47
Washington .......        78        8          52        8          25        1          172       1.91
Colorado .........        97       53           1        4          --       --          155       1.72
Texas ............        75       48           2       18           1        5          149       1.66
Other states (1)         517      183         242       80         151       33        1,206      13.40
                      -------   -----      ------    -----      ------    -----       ------     ------
Total ............    $4,568     $855      $1,480     $374      $1,468     $257       $9,002     100.00%
                      =======   =====      ======    =====      ======    =====       ======     ======

- ------------

   (1) Real estate loans involving property located in 39 states, Puerto Rico and the District of Columbia; not more than 1.5% of the total amount of such loans are located in any one state.

   The following table summarizes the Company's loan portfolio not subject to the Assistance Agreement, excluding loans held for sale, at December 31, 1995, based upon various contractually scheduled principal payments allocated to the indicated maturity categories. This table does not reflect expected prepayments.

                                                  OVER ONE BUT
                                     DUE WITHIN    WITHIN FIVE    OVER FIVE
                                      ONE YEAR        YEARS         YEARS         TOTAL
                                      --------        -----         -----         -----
                                                        (IN MILLIONS)
Real estate loans:
  1-4 unit residential
   Fixed rate ..................        $    9        $   57        $  789        $  855
   Variable rate ...............             4            25         4,539         4,568
  5+ unit residential
   Fixed rate ..................            25           129           220           374
   Variable rate ...............            97           515           868         1,480
  Commercial and other
   Fixed rate ..................            21            81           155           257
   Variable rate ...............           121           473           874         1,468
                                        ------        ------        ------        ------
     Total .....................           277         1,280         7,445         9,002
  Commercial and consumer loans:
   Fixed rate ..................            19            10             5            34
   Variable rate ...............            40             4            95           139
                                        ------        ------        ------        ------
    Total ......................            59            14           100           173
                                        ------        ------        ------        ------
    Total loans receivable .....        $  336        $1,294        $7,545        $9,175
                                        ======        ======        ======        ======

 Residential Lending

   First Nationwide currently offers three primary residential ARM programs and a variety of fixed rate programs with maturities ranging from 15 to 30 years. Adjustable rate programs include loans which: (i) provide for monthly interest rate adjustments, after the third or sixth month from inception of the loan, based on the Federal Home Loan Bank ("FHLB") 11th District Cost of Funds, (ii) provide for annual rate adjustments based upon the weekly average yield on U. S. Treasury Securities adjusted to a constant maturity of one year or (iii) provide for semi-annual rate adjustments based on the weekly average of the secondary market rates on six-month negotiable certificates of deposit. Some ARMs offer an option to convert to a fixed rate after the first year through the fifth year of the loan term. A variety of features are incorporated into ARM loans to protect borrowers from unlimited adjustments in interest rates and payments. All ARMs have lifetime caps which limit the amount of rate increases over the life of the loan. ARMs whose rates adjust annually have rate caps which limit the amount that rates can change to two percentage points per year. Loans which adjust monthly based upon the FHLB 11th District Cost of Funds limit payment changes to no more than 7.5% of the payment amount per year. This may lead to monthly payments which are less than the amount necessary to amortize the loan to maturity at the interest rate in effect for any particular month. In the event that the monthly payment is not sufficient to pay interest accruing on the loan during the month, this deficiency is added to the loan's principal balance (i.e., negative amortization). The total outstanding principal balance for a particular loan is not allowed to exceed 110% of the original loan amount as a result of negative amortization. If the loan reaches 110% of the original loan amount, the loan payment is recalculated to the payment sufficient to repay the unpaid principal balance in full at the maturity date. As of December 31, 1995, the Bank's capitalized interest relative to such residential loans was less than $1.8 million. This amount represents approximately .16% of the approximately $1.1 billion of residential ARMs that have the potential to experience negative amortization. First Nationwide also originates 15 and 30 year fully amortizing fixed rate residential loans under a variety of fixed rate programs, primarily for resale in the secondary mortgage market. When loans are sold, FNMC normally retains the servicing of the loan. See "--Mortgage Banking Operations" for a further discussion of these activities.

GE>
 Multi-family, Commercial and Other Real Estate Lending

   While First Nationwide currently originates multi-family, commercial and other real estate loans only as they relate to affordable housing programs, the Bank's loan portfolio includes loans secured by multi-family residential, commercial, industrial and unimproved real property. Such loans are principally acquired through acquisitions. The Bank's variable rate multi-family and commercial real estate loans have a maximum amortized loan term of 30 years with some loans having balloon payments due in one to fifteen years. ARMs primarily adjust with the FHLB 11th District Cost of Funds or the six-month Treasury Bill indices with a monthly or semi-annual rate adjustment. The terms and characteristics of the ARMs originated for multi-family and commercial real estate lending purposes are similar to those for residential lending. As such, many of the same risks and protections related to residential borrowers are present in the multi-family and commercial real estate portfolios, including the potential for negative amortization. Negative amortization for multi-family and commercial real estate loans is allowed to increase the outstanding principal balance to 110% of the original loan amount. If the loan reaches 110% of the original loan amount, all future interest rate increases will increase the monthly payment to amortize the loan over the remaining life of the loan. At December 31, 1995, the Bank's capitalized interest relative to such loans was approximately $1 million, which represents approximately .12% of the $878 million of multi-family and commercial real estate loans that have the potential to experience negative amortization.

   Real estate loans secured by multi-family and commercial property represent a significant portion of the Bank's portfolio. Management periodically reviews the multi-family and commercial real estate loan portfolio. At December 31, 1995 and 1994, the multi-family and commercial real estate loan portfolio totalled $3.6 billion and $4.2 billion, respectively. Included in the multi-family and commercial real estate loan portfolio at December 31, 1995 are $131 million of loans with credit enhancement wherein the lead participant subordinated its minority interest in a pool of loans to the Bank's interest in the corresponding pool of loans. No loans are subject to be repurchased by the seller in the event such loans become 90 days delinquent.

   The Company's potential for loss on the multi-family and commercial loan portfolio of the Bank acquired from Old FN and, to a lesser extent, the residential mortgage loan portfolio acquired from Old FN, is mitigated to the extent of the remaining balance under the Non-Performing Asset Sale Agreement (the "Put Agreement") entered into by the Bank with Granite Management and Disposition, Inc. ("Granite"), an affiliate of Old FN, in connection with the FN Acquisition. Pursuant to the Put Agreement, First Nationwide has the right, at its option and on a quarterly basis, to require Granite to purchase up to $500 million of certain assets, primarily multi-family and commercial real estate loans and residential mortgage loans with an original principal balance greater than $250,000 ("Putable Assets") which are primarily non-performing. At expiration, the Bank, at its discretion, can put to Granite any loan which is a Putable Asset not previously passed in the put process regardless of the loan's performing characteristics. The Put Agreement will expire upon the earlier of (i) November 30, 1996 or (ii) such time as the aggregate purchase price of assets which have been put to Granite equals $500 million, including assets put to Granite by Old FN from January 1 through October 1, 1994. The purchase price for put loans represents the outstanding principal balance, up to ninety days accrued interest and certain other expenses. At December 31, 1995, $387.6 million had been put to Granite by First Nationwide, leaving a remaining balance available to be put of $112.4 million.

   In addition to managing its own asset portfolio, the Bank and its wholly owned subsidiary, FGB Realty Advisors, Inc., managed non-performing loan (principally multi-family and commercial real estate) and asset portfolios totalling $1.3 billion and $1.6 billion, respectively, for investors. Revenues related to such activities are reflected as management fees in the accompanying statements of operations. Certain of this servicing was acquired from Old FN, which had sold loans with certain recourse provisions. The recourse liability was assumed by the Bank in the FN Acquisition and at December 31, 1995, the balance of multi-family and commercial real estate loans sold with recourse totalled $181.3 million.

 Consumer Lending

   First Nationwide's consumer loan originations are primarily concentrated in home equity lending. At December 31, 1995, the home equity portfolio totalled $399 million, or 80.3%, of the total consumer loan portfolio of $497 million. At December 31, 1995, consumer loans with a carrying value of $326 million (recorded at lower of aggregate amortized cost or market value) are held for sale. On February 23, 1996, approximately $298 million of such loans were sold. At December 31, 1994, the home equity portfolio totalled $409 million, or 83.1% of the total consumer loan portfolio of $492 million. The portfolio is geographically dispersed and correlates closely to retail deposit branch distribution.

   The Bank offers an adjustable, prime interest rate-based home equity line of credit on owner- occupied residential properties. In determining the amount of credit to be extended, all loans secured by the collateral properties are aggregated and compared to the appraised value of the properties. First Nationwide's policy is to extend credit up to a maximum combined LTV ratio of 80%.

   Other consumer loan products include fixed rate home equity installment loans; adjustable prime rate-based home equity loans, which while secured, are based on repayment ability and credit history; auto and boat loans; unsecured lines of credit; overdraft protection; and loans secured by certificates of deposit.

 Loans Held for Sale

   The carrying value of the Bank's loans held for sale portfolio consisted of the following at December 31, 1995 and 1994:

                                                1995     1994
                                               -------  ------
                                                (IN MILLIONS)
Single-family residential mortgage loans  ...  $   877    $ 26
Consumer loans, primarily home equity loans        326      --
                                                ------  ------
                                                $1,203     $26
                                                ======  ======

   Loans held for sale are carried at the lower of cost or market value. The significant increase in single family residential mortgage loans held for sale is attributed to the higher loan production volumes in 1995 compared to 1994. In addition, substantially all ARMs originated subsequent to September 30, 1995 were sold or held for sale in the secondary market in anticipation of the SFFed Acquisition. Prior to that time, most ARMs originated were held by the Bank for investment. The consumer loans held for sale generally represent loans in states where the Bank has contracted to sell the retail deposits.

 Origination of Residential Loans

   First Nationwide originates residential loans principally through the efforts of wholesale origination offices, where loans are purchased from independent loan brokers and, to a lesser extent, staff loan agents. To promote continuity of customer service, help meet credit needs and to increase opportunities to sell customer deposit and other financial services offered by First Nationwide and its subsidiaries, loan inquiries from retail branch customers and "walk-in" applicants are encouraged. These inquiries are initially processed by retail branch office personnel, with support provided by regional lending offices. The residential loan agents are compensated principally on a commission basis. Closed mortgage loans are also acquired by FNMC through a correspondent lending organization acquired from LMUSA in October 1995.

   The majority of real estate loans originated by First Nationwide have LTV ratios of 80% or less in accordance with its underwriting criteria. First Nationwide has originated loans with LTV ratios of up to 95%, with the portion of the loan exceeding 80% guaranteed by private mortgage insurance, the premiums of which are paid monthly by the borrower. Certain exceptions to this guideline have been made for low and moderate income borrowers. However, the amount of loans subject to such exceptions is not significant in terms of the Bank's total loan originations. The value of the property offered as security for a mortgage loan is determined by a professionally qualified appraiser approved by First Nationwide, who may or may not be an employee of First Nationwide. As further security for its loan, First Nationwide requires title insurance and fire and casualty insurance on all loans secured by liens on real property. The

Bank also requires flood insurance on any loan secured by real property if the property lies within a U.S. Housing and Urban Development Department ("HUD") designated flood hazard area. First Nationwide does not originate loans secured by properties located in HUD-designated flood hazard areas in communities that do not participate in the National Flood Insurance Program.

 Mortgage Banking Operations

   Mortgage banking operations are an integral part of the business activities of First Nationwide since the FN Acquisition. FNMC was incorporated in June 1994 as a wholly-owned operating subsidiary of the Bank. In the FN Acquisition, the Bank acquired certain of Old FN's residential mortgage operations, which were transferred to FNMC in exchange for a combination of debt and equity held by the Bank.

   FNMC has significantly expanded its mortgage banking operations and enhanced its efficiency. In February 1995, the Bank purchased a larger and more efficient mortgage loan servicing facility located in Frederick, Maryland as part of the Maryland Acquisition. Subsequently, all of FNMC's mortgage servicing has been consolidated in Frederick, Maryland, and the Sacramento, California servicing facility has been closed. During the fourth quarter of 1995, FNMC acquired additional mortgage servicing in the LMUSA 1995 Purchase. FNMC consummated the purchase of additional mortgage servicing rights from LMUSA on January 31, 1996 in the LMUSA 1996 Purchase.

   Mortgage banking activities allow the generation of fee income without the associated capital retention requirements attributable to traditional real estate lending activities. Generally, First Nationwide originates fixed rate residential loans for sale in the secondary mortgage market. ARMs originated prior to September 30, 1995 have generally been held by the Bank for investment. Subsequent to September 30, 1995, however, substantially all of the ARMs originated were sold or held for sale in the secondary market in anticipation of the SFFed Acquisition. First Nationwide employs forward sale hedging techniques to minimize the interest rate and pricing risks associated with the origination and sale of fixed rate loans.

   At the time of origination, management identifies residential loans that are expected to be sold in the foreseeable future. At December 31, 1995, management had identified $877.4 million of single-family residential real estate loans as held for sale. These loans have been classified as assets held for sale in the consolidated statement of financial condition at December 31, 1995 and are recorded at the lower of aggregate amortized cost or market value. At December 31, 1995, First Nationwide had forward commitments to sell loans totalling $572 million. In addition, $235.2 million of the loans held for sale were funded under pre-existing purchase commitments to various housing bond programs and the California Public Employees Retirement System.

   The servicing portfolio of FNMC (including loans serviced for the Bank) approximates $33.6 billion and 571,000 loans as of December 31, 1995. Further, the LMUSA 1996 Purchase increased the loan servicing portfolio by approximately $14.1 billion and 268,000 loans. Substantially all of FNMC's loans are serviced in a 220,000 square-foot facility in Frederick, Maryland.

   Since the FN Acquisition, First Nationwide has sold fixed rate and adjustable rate whole loans secured by residential properties to FNMA, FHLMC, and private investors. Mortgage loan sales totalled $1.4 billion and $47 million in 1995 and 1994, respectively.

   Old FN occasionally sold loans under recourse provisions; such liability was assumed by the Bank in the FN Acquisition. As of December 31, 1995, the balance of single-family residential loans sold with certain recourse provisions was $151.9 million.

   The Bank, through FNMC, has generally retained the right to service the loans it has sold. FNMC collects from the borrower payments of principal and interest and, after retaining a servicing fee, remits the balance to the investors.

   In accounting for its mortgage loan sales prior to April 1, 1995, a gain or loss was recognized based on the sum of three components: (i) the difference between the cash proceeds of the loan sales and the Bank's book value of the loans; (ii) the "excess servicing," if any; less (iii) provisions for estimated losses to be incurred from limited recourse obligations, if any. Excess servicing results in a capitalized asset that reflects the discounted present value of any difference between the interest rate received from the borrower and the interest rate passed through to the purchaser of the loan, less a "normal servicing fee" (dependent upon loan type), which is retained as compensation for future servicing costs. The amount of excess servicing recognized in any particular loan sale depends significantly upon three factors upon which estimates or assumptions must be employed: (i) the estimated life of the loans, (ii) the discount rate used in calculating discounted present value, and (iii) the "normal servicing fee."

   The excess servicing asset is amortized as an offset to servicing fee income using the interest method adjusted for actual prepayment experience over the estimated remaining servicing lives of the loans sold. First Nationwide monitors the prepayments on the loans serviced for investors and reduces the balance of the asset if the actual prepayments are in excess of the estimated prepayment trends used to record the original asset. First Nationwide's assumptions relative to prepayment speed, discount and servicing fee rates are revised periodically to reflect current market conditions and regulatory requirements.

   Effective April 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122") which requires that, when a mortgage loan is sold and servicing rights are retained, a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair market value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Accounting Changes" for a description of SFAS No. 122.

   At December 31, 1995, FNMC owned rights to service approximately $27.1 billion of whole loans, participation interests and mortgage-backed securities for others. These loans had an average balance of $52,791, a weighted average coupon rate of 8.58%, a weighted average maturity of 262 months and a service fee spread of .49%. The greater than 30 day delinquency rate on these loans at December 31, 1995 was 3.82%. First Nationwide subserviced for others approximately $3.3 billion of whole loans, participation interests and mortgage-backed securities. These loans had an average balance of $60,709, a weighted average coupon rate of 8.36% and a weighted average remaining maturity of 286 months. The servicing fee collected on these loans is passed through to the primary servicer with First Nationwide retaining a flat subservice fee that is netted out of the monthly remittance. Although First Nationwide has no risk for loans subserviced, the greater than 30 day delinquency rate on these loans is 7.46%. For the year ended December 31, 1995, gross revenue for such servicing activities totalled $93.8 million.

   In connection with the LMUSA 1995 Purchase, FNMC purchased the stock of Lomas Mortgage Services Inc., which is a 33% owner of Lomas Mortgage Partnership LP ("LMP") and its managing general partner. LMP owns the mortgage servicing rights to approximately $3.1 billion of loans serviced for FNMA, GNMA, FHLMC and private investors. LMP's investment in such servicing rights and its other assets are partially funded by independent bank lines of credit totalling approximately $27 million. LMP has no employees or physical operations but discharges its obligations under its servicing contracts under a subservicing contract with FNMC.

NON-PERFORMING ASSETS

   The Company's exposure to losses relative to certain assets acquired in the FN Acquisition that become non-performing or otherwise problematic prior to November 30, 1996 is mitigated to the extent that the Bank is able to put such loans to Granite under the Put Agreement. See "-- Other Activities -- the Put Agreement."

 Classification of Assets

   Savings institutions are required to classify their assets on a regular basis, establish prudent allowances for loan losses and make quarterly reports of troubled asset classification to the OTS. Assets must be classified as "pass," "special mention," "substandard," "doubtful" or "loss." An asset is generally designated as "special mention" if potential weaknesses are identified that, if left uncorrected, would result in deterioration of the repayment prospects for the asset. An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Thus, these assets are characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if identified weaknesses make collectibility or liquidation in full highly questionable and improbable. An asset, or a portion thereof, that is considered to be uncollectible is classified "loss." It should be noted that First Nationwide does not maintain assets in a loss classification category; rather, the carrying value of all troubled assets is reduced by any amount considered to be uncollectible. The appropriate OTS Regional Director has the authority to approve, disapprove or modify any asset classification or any amount established as an allowance pursuant to such classification. Savings institutions must maintain adequate general valuation allowances in accordance with generally accepted accounting principles and federal regulations for assets classified as "substandard" or "doubtful" and either immediately write off assets classified as "loss" or establish specific valuation allowances equal to the amounts classified as "loss."

   First Nationwide has a comprehensive process for classifying assets not subject to the Assistance Agreement. Asset reviews are performed on a periodic basis, and are prioritized according to an asset's risk characteristics, such as loan size, collateral type and/or location, and potential and actual loan performance problems. The objective of the review process is to identify significant trends and determine the levels of loss exposure to First Nationwide that would require increases to specific and general valuation allowances.

 Loan Portfolio Risk Elements

   When a borrower fails to make a contractually required payment on a loan, the loan is characterized as delinquent. In most cases delinquencies are cured promptly; however, foreclosure proceedings, and in some cases workout proceedings, are generally commenced if the delinquency is not cured. The procedures for foreclosure actions vary from state to state, but generally if the loan is not reinstated within certain periods specified by statute, the property securing the loan can be acquired through foreclosure by the lender. While deficiency judgments against the borrower are available in some of the states in which First Nationwide originates loans, the value of the underlying collateral property is usually the principal source of recovery available to satisfy the loan balance.

   In general, loans are placed on nonaccrual status after being contractually delinquent for more than 90 days. When a loan is placed on nonaccrual status, all interest accrued but not received is reversed, unless the loan is eligible to be put under the Put Agreement, in which case 90 days of interest remains accrued. First Nationwide may modify or restructure a loan as a result of a borrower's inability to service the obligation under the original terms of the loan agreement. Management believes that losses currently arising out of loans on nonaccrual status and loans contractually past due 91 days or more acquired from Old FN are eliminated to the extent such loans are sold under the Put Agreement.

   The following table indicates the carrying value of the Bank's loans, excluding loans subject to the Assistance Agreement, which have been placed on nonaccrual status, as well as the carrying value of foreclosed real estate, at the dates indicated:

                                                           AT DECEMBER 31,
                                            ----------------------------------------------
                                             1995      1994      1993      1992      1991
                                            ------    ------    ------    ------    ------
                                                         (DOLLARS IN MILLIONS)
Nonaccrual loans: .......................
 Real estate: ...........................
  1-4 unit residential ..................    $ 136     $ 133    $    2     $   7     $  52
  5+ unit residential ...................       23        24         9        --        --
  Commercial and other ..................        9        11        --        --        --
  Land ..................................       --         7        --        --        --
  Construction ..........................       --         2        --        --        --
                                            ------    ------    ------    ------    ------
    Total real estate ...................      168       177        11         7        52
 Equity-line and consumer ...............        3         4        --         4         2
                                            ------    ------    ------    ------    ------
    Total nonaccrual loans ..............      171       181        11        11        54
Foreclosed real estate, net .............       49        37        --        --        --
                                            ------    ------    ------    ------    ------
    Total non-performing assets  ........    $ 220(a)  $ 218    $   11     $  11     $  54
                                            ======    ======    ======    ======    ======
Non-performing loans as a percentage of
 total loans ............................     1.71%     1.81%    37.61%(b)  1.42%     2.12%
                                            ======    ======    ======    ======    ======
Non-performing assets as a percentage of
 the Bank's total assets ................     1.50%     1.49%      .98%       .12%     .53%
                                            ======    ======    ======    ======    ======

- ------------

   (a) Of the $220 million in total non-performing assets, approximately $13.5 million were eligible to be sold to Granite pursuant to the Put Agreement at December 31, 1995.

   (b) The significant increase in the percentage of non-performing loans to total loans at December 31, 1993 from December 31, 1992 reflects the decrease in loans receivable from $899 million at December 31, 1992 to $34 million at December 31, 1993. The level of the total non-performing assets over that time period remained relatively constant.

   Interest income of $6.1 million was received and recognized for nonaccrual loans during 1995, instead of $15.3 million which would have been recognized had the loans performed in accordance with their original terms. FN Holdings has had no loans contractually past due 90 days or more on accrual status in the past five years.

   The following table indicates loans classified as troubled debt restructurings, net of purchase accounting adjustments, and excluding loans subject to the Assistance Agreement, at the dates indicated:

                                          AT DECEMBER 31,
                              --------------------------------------
                               1995    1994    1993    1992    1991
                              ------  ------  ------  ------  ------
                                           (IN MILLIONS)
Real estate: ................
 1-4 unit residential .......   $  8    $ 19     $--     $--     $--
 5+ unit residential ........    147     204      --      --      --
 Commercial and other .......     79     110      --      --      --
                              ------  ------  ------  ------  ------
    Total restructured loans    $234    $333     $--     $--     $--
                              ======  ======  ======  ======  ======

   For the year ended December 31, 1995, interest income of $22 million was recognized on restructured loans instead of the $33 million which would have been recognized had the loans been performing in accordance with their original terms. There were no non-real estate restructured loans in any of the past five years.

 Allowance for Loan Losses

   FN Holdings charges current earnings with a provision for estimated credit losses on loans receivable to bring the total allowance to a level deemed appropriate by management. The provision considers both specifically identified problem loans and credit risks not specifically identified in the loan portfolio. The allowance for loan losses is based on such factors as the financial condition of the borrowers, the fair value of the loan collateral, recourse to guarantors, the estimated net cost of holding and maintaining properties and collateral prior to the anticipated date of sale, analysis of delinquency trends, geographic and collateral-type concentrations, past loss experience, regulatory policies, and other factors related to the collectibility of the Company's loan portfolio.

   The following table summarizes activity in the allowance for loan losses during the periods indicated:

                                                  YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                          1995    1994    1993    1992    1991
                                         ------  ------  ------  ------  ------
                                                      (IN MILLIONS)
Balance at beginning of period .........   $203    $  2    $ 15    $ 24    $ 15
 Purchases -- FN Acquisition ...........     --     202      --      --      --
 Provision for loan losses .............     37       6       1      16      18
 Charge-offs: ..........................
  1-4 unit residential .................    (28)     (4)     --     (11)     (6)
  Commercial real estate (a) ...........     --      (4)     --      --      --
  Consumer and other ...................     (5)     (1)     (1      (7)     (5)
  Commercial ...........................     --      --      (1      (1)     --
                                         ------  ------  ------  ------  ------
    Total charge offs ..................    (33)     (9)     (2)    (19)    (11)
                                         ------  ------  ------  ------  ------
 Recoveries ............................      3       2       1       2       2
                                         ------  ------  ------  ------  ------
  Net charge-offs ......................    (30)     (7)     (1)    (17)     (9)
                                         ------
 Allowance for losses assigned to loans
  sold .................................     --      --     (13)     (8)     --
                                         ------  ------  ------  ------  ------
Balance at end of period ...............   $210    $203    $  2    $ 15    $ 24
                                         ======  ======  ======  ======  ======

- ------------

   (a) Lack of activity for the year ended December 31, 1995 is principally due to the existence of the Put Agreement.

   The following table sets forth the allocation of the allowance for loan losses at the dates indicated:

                                                YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                      1995     1994     1993     1992     1991
                                     ------   ------   ------   ------   ------
                                                    (IN MILLIONS)
Specific reserves:
 Real estate loans -- 1-4 unit
 residential .....................     $  1     $  4      $--     $  2     $  1
General reserves:
 Real estate loans:
  1-4 unit residential ...........      115      105        2       13       23
  5+ unit residential ............       44       44       --       --       --
  Commercial real estate .........       41       41       --       --       --
                                     ------   ------   ------   ------   ------
   Total real estate loans .......      200      190        2       13       23
 Equity-line and consumer loans ..        9        9       --       --       --
                                     ------   ------   ------   ------   ------
   Total general reserves ........      209      199        2       13       23
                                     ------   ------   ------   ------   ------
   Total allowance for loan losses     $210     $203     $  2     $ 15     $ 24
                                     ======   ======   ======   ======   ======

   The table below provides ratios of net charge-offs on loans during the period indicated to average outstanding loan balances for the years indicated:

                                              YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------
                                    1995      1994      1993      1992      1991
                                   ------    ------    ------    ------    ------
Real estate:
 1-4 unit residential ..........      .47%     0.06%     1.26%     1.13%     0.38%
 Commercial real estate                --      0.10      0.19      0.01        --
Consumer and other .............     1.00      0.23      0.24      0.94      0.57
Commercial .....................       --        --      1.29      1.06

 Impaired Loans

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General -- Accounting Changes" for a discussion of SFAS No. 114 (as defined therein) and the Bank's impaired loans as of December 31, 1995.

INVESTMENT ACTIVITIES

   The Bank is required by OTS regulations to maintain a specified minimum amount of liquid assets which may be invested in specified securities. The Bank is also permitted to invest in certain other types of securities. Securities balances (including cash equivalent securities) exceeding minimum federal requirements are subject to change over time based on the Bank's asset/liability funding needs and interest rate risk management objectives. First Nationwide's liquidity levels take into consideration anticipated future cash flows and all available sources of credit. Liquidity is maintained at levels appropriate to assure future flexibility in meeting anticipated funding needs including deposit withdrawal requests, loan funding commitments, and other investment or restructuring requirements.

   During 1993 to 1995 the OTS required members of the FHLBS to maintain eligible liquid assets as defined by federal regulations in an amount equal to or greater than 5% of average deposits and borrowings due within one year. Under applicable law, this liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and the OTS has the authority to prescribe liquidity requirements for different classes of savings institutions, which classes may be determined in accordance with criteria selected by the OTS. First Nationwide was in compliance with this regulation throughout 1995.

 Cash Equivalents

   The Company invests in federal funds sold, securities purchased under agreements to resell and interest-bearing deposits in other banks from time to time to help meet the Bank's liquidity requirements and as temporary holdings until the funds can be otherwise deployed or invested.

 Securities Available for Sale

   In May 1993, the Financial Accounting Standards Board issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), which specifies the accounting and reporting for all investments in debt securities and for investments in equity securities that have readily determinable fair values, effective with financial statements for fiscal years beginning after December 15, 1993. Under SFAS No. 115, securities held to maturity are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity until realized. Realized gains or losses on available for sale securities are computed on a specific identification basis.

   FN Holdings adopted SFAS No. 115 effective January 1, 1994; however, there was no material impact on the consolidated financial statements as a result of its adoption.

   The Financial Accounting Standards Board ("FASB") issued a Special Report in November 1995, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Special Report"). The Special Report provided all entities an opportunity to reassess their ability and intent to hold securities to maturity and allowed a one-time reclassification of securities from held-to-maturity to available-for-sale without "tainting" the remaining held-to-maturity securities. On December 29, 1995, the Company reclassified $1.5 billion and $231.8 million in carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from the respective held-to-maturity categories to securities available for sale, and recorded an increase of $22.5 million in stockholders' equity for the net unrealized gain on such securities.

   The following summarizes the amortized cost and estimated fair value of the Company's securities available for sale at the dates indicated (in thousands):

                                                                DECEMBER 31, 1995
                                        ------------------------------------------------------------------
                                                        GROSS         GROSS          NET
                                        AMORTIZED     UNREALIZED    UNREALIZED    UNREALIZED     CARRYING
                                           COST         GAINS         LOSSES         GAIN         VALUE
                                        ----------    ----------    ----------    ----------    ----------
Marketable equity securities  .......   $   34,000      $ 80,068       $    --      $ 80,068    $  114,068
Mortgage-backed securities:
 GNMA ...............................       14,018           906            --           906        14,924
 FNMA ...............................      294,070         5,643            --         5,643       299,713
 FHLMC ..............................      801,393        19,671            (1)       19,670       821,063
 Collateralized mortgage obligations       345,699           793        (4,678)       (3,885)      341,814
U.S. government and agency
 obligations ........................      231,794         2,768           (69)        2,699       234,493
                                        ----------    ----------    ----------    ----------    ----------
  Total .............................   $1,720,974      $109,849       $(4,748)      105,101    $1,826,075
                                        ==========    ==========    ==========    ==========    ==========
FDIC portion of unrealized gain on
 marketable equity securities  ......                                                (34,534)
Estimated tax effect ................                                                 (7,055)
                                                                                  ----------
  Net unrealized holding gain in
   stockholders' equity .............                                               $ 63,512
                                                                                  ==========
                                                                 DECEMBER 31, 1994
                                        ------------------------------------------------------------------
                                                        GROSS         GROSS          NET
                                        AMORTIZED     UNREALIZED    UNREALIZED    UNREALIZED     CARRYING
                                           COST         GAINS         LOSSES         GAIN         VALUE
                                        ----------    ----------    ----------    ----------    ----------

Marketable equity securities  .......   $   34,000      $ 11,000      $     --      $ 11,000    $   45,000
                                        ==========    ==========    ==========    ==========    ==========

   At December 31, 1995, mortgage-backed securities available for sale included securities totalling $63.4 million which resulted from the securitization of certain qualifying mortgage loans from First Nationwide's loan portfolio. There were no such securities classified as available for sale at December 31, 1994 or 1993.

   At December 31, 1995, mortgage-backed securities available for sale included $979.0 million of variable-rate securities. No variable-rate securities were classified as available for sale at December 31, 1994 or 1993.

   Marketable equity securities available for sale represents approximately 25% of the outstanding common stock of Affiliated Computer Services ("ACS"), representing 5% of the voting power, with an original cost basis of $34 million. At December 31, 1995, ACS stock closed at $37.50 per share on the NASDAQ National Market, resulting in a total value of $114.1 million for the ACS shares held by the Bank. Pursuant to the terms of a settlement agreement dated June 17, 1991 between the Bank, ACS, and the Federal Deposit Insurance Corporation ("FDIC"), the FDIC is entitled to share in a defined portion of the proceeds from the sale of the stock, which, at December 31, 1995 and 1994, approximated $34.5 million and $0, respectively, and which is recorded in other liabilities. Accordingly, the net unrealized gain on the ACS stock, net of income taxes, reported as a separate component of stockholders' equity at December 31, 1995 is $41.0 million. The ACS stock represents the only security classified as available for sale at December 31, 1994.

   FN Holdings maintains a significant portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and the credit risk of default which arises in holding a portfolio of loans to maturity. By investing in mortgage-backed securities, management seeks to achieve a positive spread over the cost of funds used to purchase these securities. Mortgage-backed securities available for sale are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayment being adjusted based on revised estimates of future repayments.

   Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which reduce credit risk. In addition, mortgage- backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings. Mortgage-backed securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in collateralized mortgage obligations ("CMOs")) are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "Regulation -- Regulation of the Bank."

   The following is a summary of privately issued CMOs with aggregate carrying values in excess of 10% of stockholders' equity at December 31, 1995 (in millions):

                                             AGGREGATE       AGGREGATE
                                           CARRYING VALUE   MARKET VALUE
                                           --------------   ------------
Residential Funding Mortgage Securities         $ 77            $ 77
Solomon Brothers Mortgage Securities  ...         56              56
                                              ------          ------
                                                $133            $133
                                              ======          ======

   FN Holdings held privately issued CMOs with an aggregate carrying value of $274 million at December 31, 1995.

   At December 31, 1995, the mortgage-backed securities acquired by FN Holdings have the highest credit rating from one or more of the national securities rating agencies. Such credit rating, however, may be subject to revision or withdrawal at any time by such rating agencies. The mortgage-backed securities which FN Holdings purchases and maintains in its portfolio include certain CMOs. A CMO is a special type of pay-through debt obligation in which the stream of principal and interest payments on the underlying mortgages or mortgage-backed securities is used to create classes with different maturities and, in some cases, amortization schedules and a residual class of the CMO security being sold, with each such class possessing different risk characteristics. The residual interest sold represents any residual cash flows which result from the excess of the monthly receipts generated by principal and interest payments on the underlying mortgage collateral and any reinvestment earnings thereon, less the cash payments to the CMO holders and any administrative expenses. As a matter of policy, due to the risk associated with residual interests, the Company does not invest in the residual interests of CMOs.

 Securities Held to Maturity

   As previously discussed, substantially all of the Company's securities classified as held to maturity were reclassified to available for sale at December 29, 1995.

   The following summarizes the amortized cost and estimated fair value of the Company's securities held to maturity at the dates indicated:

                                                                 DECEMBER 31,
                                  --------------------------------------------------------------------------
                                           1995                      1994                      1993
                                  ----------------------    ----------------------    ----------------------
                                  AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
                                    COST      FAIR VALUE      COST      FAIR VALUE      COST      FAIR VALUE
                                  ---------   ----------    ---------   ----------    ---------   ----------
                                                                (IN MILLIONS)
U. S. government and agency
 obligations ..................      $--          $--         $410         $407          $15          $15
Municipal and other securities         1            1            2            2           --           --
                                   -----        -----        -----        -----        -----        -----
  Total .......................      $ 1          $ 1         $412         $409          $15          $15
                                   =====        =====        =====        =====        =====        =====

   The weighted average stated interest rate on securities held to maturity was 8.25%, 5.79% and 3.66% at December 31, 1995, 1994 and 1993, respectively.

   Securities held to maturity at December 31, 1995 mature within one year.

 Mortgage-backed Securities Held to Maturity

   As previously discussed, substantially all of the Company's mortgage-backed securities, except for mortgage-backed securities resulting from the securitization of certain of the Bank's loans, were reclassified from the held-to-maturity portfolio to the available-for-sale portfolio on December 29, 1995.

   A summary of the Company's mortgage-backed securities held to maturity at the dates indicated is as follows:

                                             DECEMBER 31,
             --------------------------------------------------------------------------
                      1995                      1994                      1993
             ----------------------    ----------------------    ----------------------
             AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED    AMORTIZED    ESTIMATED
               COST      FAIR VALUE      COST      FAIR VALUE      COST      FAIR VALUE
             ---------   ----------    ---------   ----------    ---------   ----------
                                           (IN MILLIONS)
GNMA ......   $   --       $   --       $   16       $   16        $ --         $ --
FNMA ......      533          548        1,078        1,060          --           --
FHLMC .....      988        1,016        1,660        1,647          --           --
CMOs ......       --           --          397          370         341          340
Other .....        3            3            3            3          --           --
              ------       ------       ------       ------      ------       ------
  Total ...   $1,524       $1,567       $3,154       $3,096        $341         $340
              ======       ======       ======       ======      ======       ======

   The weighted average stated interest rate on mortgage-backed securities held to maturity was 7.46%, 6.30% and 6.75% at December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994, mortgage-backed securities held to maturity included securities totalling $1.5 billion and $1.4 billion, respectively, which resulted from the securitization of certain qualifying mortgage loans from First Nationwide's loan portfolio. There were no such securities held at December 31, 1993. At December 31, 1995 and 1994, these securities include $1.5 billion and $1.3 billion, respectively, which have been securitized with FNMA and FHLMC with full recourse to the Bank. At December 31, 1995 and 1994, respectively, the Company had $1.5 billion and $2.5 billion of variable rate mortgage-backed securities held to maturity. No variable rate securities were held at December 31, 1993.

   For the years ended December 31, 1995, 1994 and 1993, FN Holdings recognized no gains on sales of mortgage-backed securities held to maturity.

   Mortgage-backed securities held to maturity are carried at amortized cost rather than the lower of cost or market, unless there is evidence of a decline other than a temporary decline in value. Anything other than temporary declines in value are charged to income in the periods in which the declines are determined. Premiums and discounts on the purchase of mortgage-backed securities are amortized or accreted as a yield adjustment over the life of the securities using the interest method, with the amortization or accretion effect of prepayment being adjusted based on revised estimates of future repayments.

   The following table summarizes the Company's mortgage-backed securities held-to-maturity portfolio and the related weighted average coupon rate at December 31, 1995, based upon contractual scheduled maturities allocated to the appropriate maturity categories. This table does not reflect the scheduled amortization or any anticipated prepayment of the underlying loans collateralizing such securities in the portfolio.

           OVER ZERO BUT          OVER THREE           OVER FIVE            OVER TEN BUT
           WITHIN THREE    WAC    BUT WITHIN    WAC    BUT WITHIN    WAC   WITHIN FIFTEEN    WAC   OVER FIFTEEN    WAC
               YEARS       (1)    FIVE YEARS    (1)    TEN YEARS     (1)        YEARS        (1)       YEARS       (1)    TOTAL
           -------------   ---    ----------    ---    ----------    ---   --------------    ---   ------------    ---    -----
                                                        (DOLLARS IN MILLIONS)
FNMA ....       $--        --%       $--        --%       $--        --%         $--          --%      $  988     7.20%  $  988
FHLMC ...        --        --         --        --         --        --           --          --          533     7.93      533
Other ...        --        --         --        --         --        --            1       10.00            2     8.14        3
             ------               ------               ------                 ------                   ------            ------
                $--                  $--                  $--                    $ 1                   $1,523            $1,524
             ======               ======               ======                 ======                   ======            ======

- ------------

   (1) Weighted average coupon rate.

SOURCES OF FUNDS

 General

   Deposits, sales of securities under agreements to repurchase, advances from the FHLBs of Dallas and San Francisco, and sales, maturities and principal repayments on loans and mortgage-backed securities have been the major sources of funds for use in the Bank's lending and investment activities and other general business purposes. The management of First Nationwide closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which is most cost-effective. The availability of funds from sales of loans and securities is influenced by the levels of general interest rates and other market conditions. For additional information regarding the Company's sources of funds, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Statements of Cash Flows set forth in the Company's Consolidated Financial Statements.

   Loan principal and interest payments are a relatively stable source of funds, while customer deposit inflows and outflows and loan repayments and prepayments are influenced significantly by the levels of general interest rates and money market conditions, and may fluctuate widely. Borrowings may be used to compensate for reductions in normal sources of funds such as customer deposits.

 Deposits

   First Nationwide offers a variety of deposit accounts designed to attract both short-term and long-term deposits. There are no rate limitations on any type of deposit account presently offered by First Nationwide. The ability of the Bank to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and prevailing market conditions. The following table shows the distribution of deposits by type of account at the dates indicated.

                                                                AT DECEMBER 31,
                                   -------------------------------------------------------------------------
                                             1995                     1994                     1993
                                   -----------------------  -----------------------  -----------------------
                                               PERCENT OF               PERCENT OF               PERCENT OF
                                    AMOUNT      DEPOSITS      AMOUNT     DEPOSITS      AMOUNT     DEPOSITS
                                   --------   ------------   --------  ------------   --------  ------------
                                                             (DOLLARS IN MILLIONS)
Transaction accounts:
 Passbook accounts ..............   $   664         6.5%      $  685         7.5%       $  3          0.7%
 Demand deposits:
  Interest-bearing ..............       684         6.7          667         7.3           5          1.2
  Noninterest-bearing ...........       697         6.8          352         3.8           4          0.9
 Money market deposit accounts  .     1,443        14.2        1,927        21.1          48         11.2
                                   --------    --------     --------    --------    --------     --------
  Total transaction accounts  ...     3,488        34.2        3,631        39.7          60         14.0
Term accounts ...................     6,696        65.8        5,519        60.3         370         86.0
                                   --------    --------     --------    --------    --------     --------
                                     10,184       100.0%       9,150       100.0%        430        100.0%
                                               ========                 ========                 ========
Accrued interest payable ........        51                       26                       2
Purchase accounting adjustments,
 net ............................         7                       21                      --
                                   --------                 --------                --------
  Total .........................   $10,242                   $9,197                    $432
                                   ========                 ========                ========

   Deposit balances averaged $9.9 billion and $2.6 billion during 1995 and 1994, respectively, with average stated interest rates of 4.67% and 3.86%, respectively. The weighted average stated interest rates on deposits at December 31, 1995 and 1994 were 4.67% and 4.19%, respectively. Deposit balances averaged $2.6 billion and $1.2 billion during 1994 and 1993, respectively, with average interest rates of 3.86% and 4.64%, respectively. The weighted average stated interest rates on deposits at December 31, 1994 and 1993 were 4.19% and 4.41%, respectively.

   The following table presents the average balance and weighted average rate paid on each deposit type for the periods indicated.

                                                        YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                          1995                    1994                    1993
                                ----------------------  ----------------------  ----------------------
                                 AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE
                                 BALANCE    RATE PAID    BALANCE    RATE PAID    BALANCE    RATE PAID
                                ---------  -----------  ---------  -----------  ---------  -----------
                                                         (DOLLARS IN MILLIONS)
Transaction accounts:
 Passbook accounts ............   $  666       2.20%      $  179       2.14%      $  192       2.67%
 Demand deposits:
 Interest-bearing .............      699       1.00          184        .97           42       2.02
 Noninterest-bearing ..........      583         --           93         --           11         --
 Money market deposit accounts     1,581       3.22          547       2.98           32       2.79
Term accounts .................    6,398       6.10        1,611       4.91          918       5.24
                                 -------    -------      -------    -------      -------    -------
  Total .......................   $9,927       4.67%      $2,614       3.86%      $1,195       4.64%
                                 =======    =======      =======    =======      =======    =======

   The following table sets forth the scheduled maturities of term accounts by stated interest rate at December 31, 1995.

                                                     1999 AND
                         1996      1997     1998    THEREAFTER    TOTAL
                       --------  --------  ------  ------------  -------
                                          (IN MILLIONS)
3.00% or less ........   $    3    $   --    $ --       $ --      $    3
3.01 -- 4.00% ........      104         9      --         --         113
4.01 -- 5.00% ........      311        16      27         13         367
5.01 -- 6.00% ........    2,442       405      52        155       3,054
6.01 -- 7.00% ........    1,336       361      35        212       1,944
7.01 -- 8.00% ........      528       239      37        132         936
8.01 -- 9.00% ........       71        40       5          7         123
9.01 -- 10.00% .......      134         2       2         11         149
10.01 -- 11.00% ......       --        --      --          4           4
11.01 -- 12.00% ......       --        --      --          1           1
12.01 -- 13.00% ......       --        --      --          2           2
                         ------    ------  ------     ------      ------
  Total term accounts    $4,929    $1,072    $158       $537      $6,696
                         ======    ======  ======     ======      ======

   The following table sets forth remaining maturities for term deposits in amounts of $100,000 or more at December 31, 1995 (in millions):

3 months or less ................................   $168
Over 3 months but within 6 months ...............    141
Over 6 months but within 12 months ..............    201
Over 12 months ..................................    180
                                                  ------
                                                    $690
                                                  ======

   At December 31, 1995, the aggregate amount outstanding of certificates of deposit of $100,000 or larger was $690 million, compared with $523 million at December 31, 1994. Deposits held by foreign investors totalled $63 million and $58 million at December 31, 1995 and 1994, respectively. No such deposits were held at December 31, 1993.

   First Nationwide's deposit accounts are held primarily by individuals residing in the vicinity of its retail branch offices located throughout the country. The Bank has emphasized, and will continue to emphasize, a retail branch network for attracting deposits. Key market areas, particularly the West Coast region, will continue to be targeted for expansion of retail deposits and the cross-selling of additional consumer products.

   When cost-effective relative to other sources of funding, First Nationwide issues certificates of deposit through direct placement programs and national investment banking firms ("Brokered Deposits"). These deposits are usually in amounts less than $100,000 and are obtained from a diverse customer base. While these funds are generally more costly than traditional passbook and money market deposits and more volatile as a source of funds because of the sensitivity to the rates offered, they supplement retail customer deposits in raising funds for financing and liquidity purposes. At December 31, 1995, First Nationwide had $965 million of Brokered Deposits outstanding, representing 9.47% of total deposits.

   The following table presents the scheduled maturity of Brokered Deposits and all other retail term deposits at December 31, 1995.

                                                      1999 AND
                         1996      1997     1998     THEREAFTER     TOTAL
                       --------  --------  ------  --------------  -------
                                           (IN MILLIONS)
Brokered Deposits  ...   $  523    $  368    $  5        $ 69       $  965
Retail term deposits      4,406       704     153         468        5,731
                         ------    ------  ------      ------       ------
  Total term deposits    $4,929    $1,072    $158        $537       $6,696
                         ======    ======  ======      ======       ======

   In April 1995, First Nationwide acquired approximately $13 million in deposits located in Tiburon, California, in the Tiburon Purchase. In August 1995, First Nationwide acquired three retail branches and associated deposit accounts totalling approximately $356 million located in Orange County, California, in the ITT Purchase. On December 8, 1995, First Nationwide acquired four retail branches located in Sonoma County, California with associated deposit accounts of approximately $144 million in the Sonoma Purchase.

   In connection with the Branch Sales and the SFFed and Home Federal Acquisitions, total deposits sold will exceed deposits to be acquired, resulting in a reduction in deposits. The average interest rate on deposits is expected to increase slightly because the deposit base to be acquired in the SFFed Acquisition has a lower percentage of transaction accounts relative to term deposit accounts.

 Borrowings

   The Company and the Bank utilize various borrowings as alternative sources of funds for their business needs. These sources have included securities sold under agreements to repurchase, FHLB advances and subordinated debentures. The Bank will rely primarily on FHLB advances and securities sold under agreements to repurchase to replace funding from deposits sold in the Branch Sales.

 Short-term Borrowings

   The following table sets forth for each category of borrowings due within one year: (i) for the periods presented, the average amount outstanding, the maximum amount outstanding at any month end and the average interest rate paid, and (ii) at period end, the amount outstanding and average interest rate paid. Amounts and rates reflected in the table exclude accrued interest payable and purchase accounting adjustments.

                                                         AT OR FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                      ------------------------------
                                                        1995       1994       1993
                                                      --------   --------   --------
                                                           (DOLLARS IN MILLIONS)
FHLB advances:
 Average balance outstanding ........................   $  862     $  434     $  369
 Maximum amount outstanding at any month end during
  the period ........................................    1,487      1,909        441
 Balance outstanding at end of period ...............    1,487      1,049        441
 Average interest rate during the period ............     7.19%      6.56%      4.26%
 Average interest rate at end of period .............     6.12%      7.34%      4.54%
Securities sold under agreements to repurchase:
 Average balance outstanding ........................    1,351        499         21
 Maximum amount outstanding at any month end during
  the period ........................................    1,965      1,880        139
 Balance outstanding at end of period ...............      698      1,880        119
 Average interest rate during the period ............     6.53%      3.78%      3.83%
 Average interest rate at end of period .............     6.06%      6.51%      3.45%
Real estate notes payable and revolving warehouse
 line:
 Average balance outstanding ........................       --         --          3
 Maximum amount outstanding at any month end during
  the period ........................................       --         --          6
 Balance outstanding at end of period ...............       --         --         --
 Average interest rate during the period ............       --         --      12.50%
 Average interest rate at end of the period  ........       --         --         --

   At December 31, 1995, the Bank had additional secured borrowing capacity of $5.1 billion with the FHLB or other sources. These collateralized funding sources may also be used to satisfy other funding requirements.

 Securities Sold Under Agreements to Repurchase

   First Nationwide enters into reverse repurchase agreements whereby it sells marketable U. S. government and mortgage-backed securities and CMOs with a commitment to repurchase the securities at a specified price and on a specified date. These agreements are recorded as financings, and the obligation to repurchase assets sold is reflected as a liability on the consolidated statement of financial condition. The dollar amount of assets underlying the agreements remains in the asset accounts. The securities underlying the agreements are delivered to the dealers who arranged the transactions. The counterparty to the repurchase agreement may have loaned the securities to other parties in the normal course of their operations; however, all agreements require that the identical securities be resold to First Nationwide at the maturity of the agreements. In order to reduce possible risks associated with these borrowing transactions, the reverse repurchase agreements are generally entered into with national investment banking firms and major commercial banks which are primary dealers in these securities.

   During 1995, the Bank has reduced the level of funds borrowed under reverse repurchase agreements from $1.9 billion at December 31, 1994 to $1.0 billion at December 31, 1995 to take advantage of favorable rates offered on short-term FHLB advances throughout the year and to assume additional deposits in the Branch Purchases.

 FHLB Advances

   The FHLB functions in a credit capacity for savings institutions and certain other home financing institutions. A thrift institution may generally borrow from its district FHLB through advances secured by its home mortgages and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government). A thrift is required to hold a minimum amount of capital stock of the FHLB based upon a percentage of its outstanding home mortgage loans and similar obligations, a percentage of its outstanding advances from the FHLB or a certain percentage of total assets. Such advances may be made pursuant to several different credit programs made available from time to time by the FHLB to meet seasonal and other withdrawals of deposit accounts and to expand lending, each of which has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the institution's net worth or on the FHLB's assessment of the institution's creditworthiness.

   During 1995, the Bank prepaid $250 million in FHLB advances, resulting in a $2 million extraordinary gain on the early extinguishment of debt, net of tax. During 1994, First Nationwide prepaid $95.2 million in FHLB advances resulting in an extraordinary gain on the early extinguishment of debt, net of tax, of approximately $1.4 million.

 Interest Rate Swap Agreements

   First Nationwide has used interest rate swap agreements to adjust its interest rate risk exposure on fixed rate FHLB advances. Interest rate swap agreements in a notional principal amount of $1.15 billion existed at December 31, 1995. The notional amount does not represent amounts exchanged by the parties and thus, is not a measure of First Nationwide's exposure. The Bank pays the variable rate and receives the fixed rate based on LIBOR under these agreements. The differential between these two amounts may change significantly in the future due to fluctuations in market interest rates.

   In order to reduce possible counterparty nonperformance risk, First Nationwide has entered into interest rate swap agreements only with national investment banking firms and the FHLB of San Francisco.

 Senior Notes

   In connection with the FN Acquisition, the Company issued $200 million of Senior Notes, including $5.5 million to certain directors and officers of the Bank. Deferred issuance costs of $9.6 million associated with the issuance of the Senior Notes were recorded in other assets in the Company's consolidated statement of financial condition and are being amortized over the term of the Senior Notes.

   The Senior Notes are redeemable at the option of the Company, in whole or in part, during the 12-month period beginning May 15, 1999, at a redemption price of 106.125% plus accrued and unpaid interest to the date of redemption, and thereafter at 100% plus accrued and unpaid interest to the date of redemption. Because the Company is a holding company, the notes are effectively subordinated to all existing and future liabilities, including deposits and other borrowings of the Bank, and to the Preferred Stock. The terms and conditions of the indenture for the Senior Notes (the "Senior Notes Indenture") impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets and make certain investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

 Senior Subordinated Notes

   On January 31, 1996, FN Holdings issued $140 million of 9 1/8 % senior subordinated notes due in 2003 ("Senior Sub Notes"). The net proceeds of this debt issuance, totalling $133 million, were contributed to the Bank on February 1, 1996 to ensure that the Bank retained its "well capitalized" status upon consummation of the SFFed Acquisition and the LMUSA 1996 Acquisition.

   The Senior Sub Notes are redeemable at the option of FN Holdings, in whole or in part, during the 12-month period beginning January 1, 2001, at a redemption price of 104.5625%, plus accrued interest to the date of redemption, and thereafter at 100% plus accrued interest. The Senior Sub Notes are subordinated to all existing and future liabilities, including the Senior Notes, and are effectively subordinated to deposits and other borrowings of the Bank, and to the Preferred Stock. The terms and conditions of the indenture agreement for the Senior Sub Notes (the "Senior Sub Notes Indenture") impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets, and make certain investments.

 Subordinated Debentures

   As part of the FN Acquisition, First Nationwide assumed subordinated debentures, which bear interest at 10% per annum and mature on October 1, 2006 (the "Old FNB Debentures"). At December 31, 1995, $92.1 million was outstanding on the subordinated debentures.

   Events of Default under the indenture governing the Old FNB Debentures (the "Old FNB Indenture") include, among other things: (i) a default in the payment of interest when due and such default continues for 30 days, (ii) a default in the payment of any principal when due, (iii) the failure to comply with covenants in the Old FNB Indenture, provided that the trustee or holders of at least 25% in principal amount of the outstanding Old FNB Debentures notify the Bank of the default and the Bank does not cure the default within 60 days after receipt of such notice, (iv) certain events of bankruptcy, insolvency or reorganization of the Bank, (v) the FSLIC/RF (or a comparable entity) is appointed to act as conservator, liquidator, receiver or other legal custodian for the Bank and (vi) a default under other indebtedness of the Bank in excess of $10 million resulting in such indebtedness becoming due and payable, and such default or acceleration has not been rescinded or annulled within 60 days after the date on which written notice of such failure has been given by the trustee to the Bank or by holders of at least 25% in principal amount of the outstanding Old FNB Debentures to the Bank and the trustee.

 SFFed Notes

   As part of the SFFed Acquisition, the Bank assumed the SFFed Notes, which bear interest at 11.20% per annum and mature on September 1, 2004. In connection with the assumption of the SFFed Notes, the Bank and all of the holders of the SFFed Notes entered into an agreement amending certain provisions of the note purchase pursuant to which the SFFed Notes were sold (as amended, the "Note Purchase Agreement"). At December 31, 1995, the aggregate principal amount of the SFFed Notes outstanding was $50 million. Events of Default under the Note Purchase Agreement include, among other things: (i) failure to make any payment of principal when due; (ii) any failure to make any payment of interest when due and such payment is not made within 15 days after the date such payment was due; (iii) failure to comply with certain covenants in the Note Purchase Agreement, provided that such failure continues for more than 60 days; (iv) failure to deliver to holders a notice of default, notice of event of default, or notice of claimed default as provided in the Note Purchase Agreement; (v) failure to comply with any provisions of the Note Purchase Agreement, provided that such failure continues for more than 60 days after notice is delivered to SFFed; (vi) a default under other indebtedness provided that the aggregate amount of all obligations in respect of such indebtedness exceeds $15 million; (vii) one or more final, non-appealable judgements outstanding against SFFed or its subsidiaries for the payment of money aggregating in excess of $15 million, any one of which has been outstanding for 45 days and shall not have been discharged in full or stayed; (viii) any warranty, representation or other statement contained in the Note Purchase Agreement by SFFed or any of its subsidiaries being false or misleading in any material respect when made; or
(ix) certain events of bankruptcy, insolvency or reorganization of SFFed or its subsidiaries.

   Consummation of the SFFed Acquisition constituted a "Change of Control" under the Note Purchase Agreement. Accordingly, holders of the SFFed Notes have the right to compel First Nationwide to redeem the SFFed Notes held by any such holder at a redemption price of 100% of the principal amount thereof.

 Bank Preferred Stock

   In connection with the FN Acquisition, the Bank issued 3,007,300 shares of Preferred Stock. The Preferred Stock has a stated liquidation value of $100 per share, plus declared and unpaid dividends, if any. Cash dividends are noncumulative and are payable at an annual rate of 11 1/2 % per share if, when and as declared by the Board of Directors of the Bank.

   The Preferred Stock ranks prior to the common stock of the Bank and to all other classes and series of equity securities subsequently issued, other than any class or series expressly designated as being on a parity with or senior to the Preferred Stock as to dividends and liquidating distributions.

   The terms of the Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other classes of equity securities of the Bank ranking junior to the Preferred Stock (collectively, "Junior Stock")) with respect to any Junior Stock or redeem or otherwise acquire, or set apart funds for the redemption of any Junior Stock (including the common stock held by FN Holdings), through a sinking fund or otherwise, unless and until: (i) the Bank has paid full dividends on the Preferred Stock for the four most recent dividend periods, or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current dividend period.

   The Preferred Stock has no voting rights, except as required by law or in certain limited circumstances.

   Except in the event of a change of control, the Preferred Stock is not redeemable prior to September 1, 1999. The Preferred Stock is redeemable solely at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of the Bank, any such successor, or any such acquiring or resulting entity), as applicable, at any time on and after September 1, 1999, in whole or in part, at $105.75 per share on or after September 1, 1999 and prior to September 1, 2000, and at prices decreasing annually thereafter to the stated liquidation value of $100 per share on or after September 1, 2004, plus declared and unpaid dividends, if any, without interest. Upon a change of control, the Preferred Stock is redeemable on or prior to September 1, 1999 at the option of the Bank or its successor or any acquiring or resulting entity with respect to the Bank (including by any parent or subsidiary of the Bank, any such successor, or any such acquiring or resulting entity), as applicable, in whole, but not in part, at a price per share equal to: (i) $100, plus (ii) an amount equal to declared and unpaid dividends, if any, to the date fixed for redemption, without interest, and without duplication, an additional amount equal to the amount of dividends that would be payable on the Preferred Stock in respect of the period from the first day of the dividend period in which the date fixed for redemption occurs to the date fixed for redemption (assuming all such dividends were to be declared), plus
(iii) a specified make whole premium.

OTHER ACTIVITIES

 The Put Agreement

   In connection with FN Acquisition, Granite and the Bank entered into the Put Agreement. Pursuant to the Put Agreement, the Bank has the right, on a quarterly basis (the "Put Option"), to require Granite to purchase certain commercial real estate loans, commercial real estate loans serviced by others and residential mortgage loans with an original principal balance greater than $250,000, and to take certain actions to protect the Bank from losses with respect to certain Letters of Credit ("LOC") transactions, in each case, only if such asset was purchased by the Bank from Old FN pursuant to the Asset Purchase Agreement. The Put Option will expire upon the earlier of: (i) November 30, 1996, or (ii) such time as the sum of (x) the total amount paid by Granite to the Bank in connection with all purchases or other payments made by Granite pursuant to the Put Agreement and (y) the aggregate purchase price paid by Granite to Old FN in connection with purchases made prior to the closing date ("Closing Date") pursuant to the Mortgage Loan Sale Agreement dated as of November 30, 1993 (the "Mortgage Loan Sale Agreement"), between Granite and Old FN, less the total amount paid by the Bank to Granite in connection with purchases made by the Bank through exercise of certain buyback rights, equals $500 million (the "Maximum Amount"). The Bank may not require Granite to purchase more than $100 million of residential mortgage loans. Granite's obligations under the Put Agreement are guaranteed by Ford Motor.

   The Put Option is generally triggered in the event that any of the assets subject to the Put Agreement become non-performing assets (i.e., payments of interest or principal become 90 days or more contractually past due) at any time prior to the expiration of the Put Option.

   The purchase price to be paid by Granite for each mortgage loan purchased pursuant to the Put Agreement is the sum of: (i) the outstanding principal balance of the loan, (ii) any accrued but unpaid interest on the loan shown on the Bank's books (not to exceed 90 days accrued but unpaid interest),
(iii) amounts owed to the Bank for real property taxes, insurance premiums and similar charges and (iv) reasonable amounts (including reasonable attorneys' fees and protective advances) expended by the Bank in protecting its security interest or enforcing its rights with respect to such loan. The amount to be paid by Granite to the Bank with respect to each non-performing LOC for which the Bank requires such payment will be the amount of any protective advances (the "Advances") made by the Bank in connection with such LOC (but in no event shall the Advances include an amount greater than 90 days accrued but unpaid interest). In addition, with respect to any such LOC which has been included in the FNMA Pool (as defined in the Put Agreement), Granite must, if so requested by the Bank, take all necessary or appropriate steps to cause such LOC to be removed from the FNMA Pool and thereafter Granite will bear all economic risk associated with such LOC (or, if all required consents for such removal can not be obtained, Granite must take such actions as are necessary to place the Bank in the same economic position as it would have been in had the LOC been so removed). With respect to certain other non-performing LOCs (including LOCs that were originally part of the FNMA Pool but were required by FNMA to be removed from such pool prior to the time such LOCs became non-performing), Granite must, if requested by the Bank, post substitute collateral for the benefit of the Bank, in the form of cash or cash equivalents with a value not less than the face amount of the LOC, or in any other form deemed reasonably acceptable by the Bank, in the place of any existing LOC collateral. The total amount charged against the Maximum Amount with respect to any LOC will be the amount of Advances reimbursed by Granite, together with (x) in the case of LOCs removed from the FNMA Pool, to the extent not included as part of the reimbursed Advances, the amounts set forth in clauses (i)-(iv) of the first sentence of this paragraph with respect to the mortgage loan underlying the LOC, or (y) in the case of LOCs for which a substitution of collateral must be made, the face amount of the LOC. At all times after any such removal or substitution, the Bank shall remit to Granite one-half of all fees received by the Bank with respect to such LOC.

   If the Bank declines on any quarterly put date to sell an eligible non-performing mortgage loan or to demand the removal or substitution of collateral, as appropriate, in connection with an eligible LOC, its right to put such asset or demand such removal or substitution, as the case may be, shall be extinguished, except that put rights with respect to: (i) jumbo residential loans, the Bank's interest in certain commercial mortgage loans serviced by others and certain other loans formerly owned by FNMA will be extended for one additional quarter, and (ii) loans which have matured as of the Closing Date for which monthly principal and interest payments are being made as of the Closing Date will be extended until the end of the second quarter following the Closing Date. In the event that, as of November 30, 1996, Granite has not been required to purchase $500 million of non-performing assets, the Bank may require Granite to purchase any Putable Assets of the Bank, other than assets which previously became non-performing and which the Bank did not require Granite to purchase, up to the Maximum Amount.

 The Assistance Agreement

   Under the terms of the Assistance Agreement, the FSLIC's successor, the FSLIC/RF, provides capital loss coverage and a guaranteed yield on the Covered Assets, as well as indemnification in connection with certain claims.

   In 1995, the FSLIC/RF purchased substantially all of the remaining Covered Assets at the fair market value of such assets in the FDIC Purchase. Under the terms of the Capital Loss Coverage (as defined herein) provisions of the Assistance Agreement, losses sustained by First Nationwide from the FDIC Purchase were reimbursed by the FSLIC/RF. There was no material impact on the consolidated financial statements as a result of the FDIC Purchase.

   The Bank's Covered Assets at the dates indicated are summarized by type as follows:

                                               DECEMBER 31,
                                              --------------
                                               1995    1994
                                              ------  ------
                                               (IN MILLIONS)
Loans .......................................   $--     $210
Investments in and advances to subsidiaries      --        7
Real estate owned ...........................    --      129
Other .......................................    39        4
                                              ------  ------
 Total Covered Assets .......................    39      350
FSLIC rebate reserve ........................    --      (38)
                                              ------  ------
 Covered Assets, net ........................   $39     $312
                                              ======  ======

   At December 31, 1995, the Covered Asset balance of $39 million represents amounts which remain unpaid by the FDIC for the Bank's second quarter 1995 billing. The FDIC has elected to treat this amount as a Covered Asset, earning Guaranteed Yield (as defined herein), until payment is made by the FDIC to the Bank.

   The tax exempt assistance received by First Nationwide from the FSLIC/RF included the following provisions:

       Guaranteed Yield. The guaranteed yield for a Covered Asset for any quarter is the product of the Covered Asset's average book value for such quarter and a yield which is based on the Texas Cost of Funds ("TCOF"), the annualized quarterly average cost of funds for Texas-based, SAIF-insured savings institutions as reported by the OTS plus a specified basis point spread ("Guaranteed Yield"). At December 31, 1995, the TCOF was 5.63% and the applicable spread was 190 basis points, resulting in a Guaranteed Yield of 7.53%.

       Capital Loss Coverage. The FSLIC/RF mitigated First Nationwide's exposure to capital losses on Covered Assets by providing for the reimbursement of capital losses resulting from the liquidation of Covered Assets at less than their book value ("Capital Loss Coverage").

       Covered Asset Recovery. When the liquidation of a Covered Asset results in a recovery in excess of the asset's original book value, the Assistance Agreement requires that 90% of such recovery be remitted to the FSLIC/RF, or offset against payments due to First Nationwide from the FSLIC/RF ("Covered Asset Recovery").

       Shared Gain. First Nationwide is entitled to a disposition fee ("Shared Gain") on any Covered Asset liquidated prior to the termination of coverage for net proceeds in excess of 50% of its original book value.

       Indemnification. The Assistance Agreement provides for indemnification of losses suffered on specific assets acquired by First Nationwide that are not Covered Assets under the Assistance Agreement. Items payable to First Nationwide consist primarily of indemnification of amounts paid in settlement of certain litigation and reimbursement of specific types of legal costs and expenses.

       FSLIC/RF Reimbursement. First Nationwide agreed to make a payment to the FSLIC/RF over the ten-year term of the Assistance Agreement in lieu of a tax-sharing agreement. Such tax benefit payment is implemented on a current basis, without regard to the actual amount or timing of any such tax benefits received, through a credit to the FSLIC/RF of 10% of the gross assistance the FSLIC/RF pays to First Nationwide. This amount, net of 10% of all Covered Asset Recoveries and Shared Gains, is known as the "FSLIC/RF Reimbursement." In addition, the FSLIC/RF is entitled to a 10% share of tax benefits attributable to the use of net operating loss carryovers of the Texas Closed Banks in reducing the regular tax liability of the affiliated group of which First Nationwide is a member. The sharing of tax benefits attributable to the use of these net operating loss carryovers, however, occurs only when the net operating loss carryovers are actually used.

       Coverage Period. The FSLIC/RF assistance with respect to the Covered Assets on First Nationwide's books at December 31, 1995 will expire from coverage on December 27, 1998, unless the parties mutually agree to terminate the Assistance Agreement at an earlier date.

       Settlement of Amounts Due. After each calendar quarter, the FSLIC/RF is required to pay to First Nationwide the net amount of all payments due under the terms of the Assistance Agreement. The FSLIC/RF has the option either to pay in cash or to treat as a Covered Asset (for purposes of determining the Guaranteed Yield on all Covered Assets) the amount due to First Nationwide.

   In connection with a modification to the Assistance Agreement in January 1992, First Nationwide was paid $45 million. Of such $45 million payment, $41 million, the amount net of certain claims, was included in the Bank's income. Also, in connection with the modification, First Nationwide accrued the present value of the estimated liability at December 31, 1992 to the FSLIC/RF for the FSLIC/RF Reimbursement over the life of the Assistance Agreement, resulting in a $60 million charge to operations in 1992. This liability was fully utilized in 1995 as a result of the FDIC Purchase.

 FNMA Letters of Credit

   On September 28, 1994, First Nationwide entered into an agreement with FNMA pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FN. The agreement requires that First Nationwide pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 1995, First Nationwide had pledged as collateral certain securities available for sale and short-term investment securities with a carrying value of $98.6 million.

 FGB Realty Advisors, Inc.

   FGB Realty Advisors, Inc. ("FGB Realty"), a wholly owned subsidiary of First Nationwide, provides asset management, disposition and advisory services to institutional owners of real estate. FGB Realty has performed asset management and disposition services for a variety of properties which range in product type from single family homes to complex mixed use developments. Since its formation in 1991, FGB Realty has become one of the largest full service asset management and disposition firms in the United States, having managed portfolios in excess of $7.5 billion. Fee revenues from unaffiliated parties were $14.0 million, $14.1 million and $8 million for the years ended December 31, 1995, 1994 and 1993, respectively. These revenues are included in management fees in the Company's respective consolidated statements of operations. At December 31, 1995 and 1994, respectively, the Bank and its wholly owned subsidiary, FGB Realty Advisors, Inc., managed principally non-performing loan and asset portfolios totalling $1.3 billion and $1.6 billion, respectively, for investors.

   At December 31, 1995, FGB Realty was responsible for the asset management and disposition of over 4,500 assets, representing $862 million in commercial and residential real estate loans and properties located in markets throughout the nation. FGB Realty has full service offices in Dallas, New York, Tulsa, Phoenix, San Francisco, and Los Angeles.

 FN Investment Center

   FN Investment Center ("FNIC"), an indirect wholly owned subsidiary of First Nationwide which was acquired as part of the FN Acquisition, offers securities and insurance products to both existing and prospective customers of the Bank. FNIC is subject to the guidelines established by the OTS for broker-dealer subsidiaries of savings associations, and is a member of the National Association of Securities Dealers. In addition, FNIC is registered as a broker-dealer with the Securities and Exchange Commission and the Securities Investor Protection Corporation. FNIC receives commission revenue for acting as a broker-dealer on behalf of its customers, but FNIC does not maintain customer accounts or take possession of customer securities. Commission revenues of $8.5 million and $2.0 million for the years ended December 31, 1995 and 1994, respectively, are included in fees and service charges in the Company's respective consolidated statements of operations.

DIVIDEND POLICY

   The dividend policy of the Bank complies with applicable legal and regulatory restrictions. Before declaring any dividend, the directors of the Bank consider the following factors: (i) the quality and stability of the Bank's net income, (ii) the availability of liquid assets to make dividend payments, (iii) the level of earnings retention as it impacts the Bank's capital needs and projected growth and funding levels, both internal and external, and (iv) the adequacy of capital after the payment of a dividend. Under the Bank's dividend policy, a dividend will not be declared or paid which would: (i) cause the capital level of the Bank to be reduced below fully phased-in levels, or (ii), together with any other dividends declared during the same calendar year, exceed 100% of the net income to date for that calendar year plus 50% of the Bank's surplus capital (that is, in excess of fully phased-in requirements) at the beginning of that calendar year, so long as the Bank is a Tier 1 association.

   The Bank expects that a substantial portion of any net earnings generated by it, including net earnings generated as a result of sales of assets or deposits, that are not needed in its operations or to expand its business will, subject to regulatory limitations, be distributed to FN Holdings, its parent company.

   FN Holdings will be required, subject to certain limitations, (i) to distribute in the form of dividends its net earnings to Holdings, to the maximum extent permitted under applicable law and the various debt instruments of FN Holdings, or (ii) to directly or indirectly loan all such excess net earnings to affiliates of FN Holdings. Accordingly, the Bank expects that any such excess net earnings would not be available to the Bank. See "Market for the Registrant's Common Equity and Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

   At December 31, 1995, First Nationwide and its subsidiaries had approximately 3,600 employees, consistent with the number of employees at December 31, 1994. Although the number of employees has remained substantially the same between the two years, there has been a significant decrease in the number of employees located in California, offset by additional employees in Maryland as a result of the Maryland Acquisition and the transfer of the mortgage servicing operations to Maryland. None of First Nationwide's employees are represented by any collective bargaining group and management considers its relations with its employees to be good. First Nationwide maintains a comprehensive employee benefits program providing, among other benefits, health and welfare benefits, long and short-term disability insurance, and life insurance. Additionally, First Nationwide offers employees a defined contribution investment plan which is a qualified plan under Section 401(a) of the Internal Revenue Code.

   The Bank has undertaken a project to identify opportunities for reducing operating costs and enhancing the efficiency of its operations. Management has identified certain employees whose positions will be eliminated over the next twelve months. These positions span all areas and business units of the Bank. An initial liability for termination benefits totalling $4 million was established in connection with this plan, and is included in the Company's consolidated statement of operations for the year ended December 31, 1995.

COMPETITION

   First Nationwide experiences significant competition in both attracting and retaining deposits and in originating real estate and consumer loans.

   First Nationwide competes with other thrift institutions, commercial banks, insurance companies, credit unions, thrift and loan associations, money market mutual funds and brokerage firms in attracting and retaining deposits. Competition for deposits from large commercial banks is particularly strong. Many of the nation's thrift institutions and many large commercial banks have a significant number of branch offices in the areas in which First Nationwide operates.

   In addition, there is strong competition in originating and purchasing real estate and consumer loans, principally from other savings and loan associations, commercial banks, mortgage banking companies, insurance companies, consumer finance companies, pension funds and commercial finance companies. The primary factors in competing for loans are the quality and extent of service to borrowers and brokers, economic factors such as interest rates, interest rate caps, rate adjustment provisions, loan maturities, LTV ratios, loan fees, and the amount of time it takes to process a loan from receipt of the loan application to date of funding. First Nationwide's future performance will depend on its ability to originate a sufficient volume of mortgage loans in its local market areas and through its wholesale network and, if it is unable to originate a sufficient volume of mortgage loans, to purchase a sufficient quantity of high-quality mortgage-backed securities with adequate yields.

REGULATION

 General

   FN Holdings is a savings and loan holding company within the meaning of the HOLA and, as such, is registered with the OTS and is subject to comprehensive OTS regulation. The Bank is a federally chartered and insured stock savings bank subject to extensive regulation and supervision by the OTS, as the primary federal regulator of savings associations, and the FDIC, as the administrator of the SAIF.

   The federal banking laws contain numerous provisions affecting various aspects of the business and operations of savings associations and savings and loan holding companies. The following description of statutory and regulatory provisions and proposals, which is not intended to be a complete description of these provisions or their effects on FN Holdings or the Bank, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

REGULATION OF FN HOLDINGS

 Holding Company Acquisitions

   The Company is a registered savings and loan holding company. The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

 Holding Company Activities

   FN Holdings currently operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries. If FN Holdings ceases to be a unitary savings and loan holding company, the activities of FN Holdings and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

   The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

 Affiliate Restrictions

   Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

   In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

   In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

   The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Board of Governors of the Federal Reserve System (the "FRB") decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

REGULATION OF THE BANK

 Regulatory System

   As a federally insured savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition. The most recently completed OTS examination of the Bank was concluded in January 1995.

   Although the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank. The Bank's eligible deposit accounts are insured by the FDIC under the SAIF, up to applicable limits.

 Federal Home Loan Banks

   The Bank is a member of the FHLBS. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in the FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) .3% of total assets, or (iii) 5% of its FHLB advances.

 Liquid Assets

   Under OTS regulations, for each calendar month, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable accounts plus short-term borrowings (its liquidity base) during the preceding calendar month. This liquidity requirement, which is currently at 5.0%, may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets equal to not less than 1.0% of the average daily balance of its net withdrawable accounts and short-term borrowings during the preceding calendar month. The Bank maintains liquid assets in compliance with these regulations.

 Regulatory Capital Requirements

   OTS capital regulations require savings banks to satisfy three minimum capital standards: a "risk-based capital" requirement, a "core capital" requirement and a "tangible capital" requirement. Savings banks must meet all these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

   All savings banks are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings bank is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "-- Prompt Corrective Action."). A savings bank is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

   Under OTS regulations, a savings bank with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. Based on internal measures of interest rate risk at December 31, 1995, the Bank would not be required to deduct an IRR component in calculating total risk-based capital.

   The Bank's total capital to risk-based assets ratio was 11.34%, its core capital to risk-based assets ratio was 9.14%, its leverage capital ratio was 5.84% and its tangible capital ratio was 5.84% at December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources." In connection with the acquisition of the Texas Closed Banks, the Bank was granted a forbearance from several regulations for up to ten years from December 28, 1988. Generally, the forbearance is from regulatory action against violations that might otherwise arise from the nature of the government assisted acquisition of the Texas Closed Banks, such as limitations on investment in service corporations, investing in forward commitments, equity risk investments, loans to one borrower, investments in buildings and qualified thrift lender status. Although certain forbearances may have been affected bythe passage of subsequent legislation, management believes that the forbearance granted in this case remains in full force and effect. The Bank does not rely on the forbearance for purposes of complying with its regulatory capital requirements.

   Under regulations of the OTS, the following factors may cause the OTS to require a particular savings association to maintain higher capital than otherwise would be required under the capital regulations: (i) concentration of credit risk, (ii) certain risks arising from non-traditional activities, and (iii) management failure to adequately monitor and control risks presented by concentrations of credit and non-traditional activities.

 Certain Consequences of Failure to Comply with Regulatory Capital
Requirements

   A savings bank's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings bank to enforcement actions and other proceedings. Any savings bank not in compliance with all of its capital requirements is required to submit a capital plan that addresses the bank's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings bank must certify, among other things, that it will not, without the approval of its appropriate OTS Regional Director, grow beyond net interest credited or make capital distributions. If a savings bank's capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings bank not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

   The HOLA permits savings banks not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings bank still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

 Prompt Corrective Action

   The prompt corrective action regulation of the OTS, promulgated under FDICIA, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation.

   The regulation establishes five categories of capital classification:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 1995, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

   In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept Brokered Deposits only with a waiver from the FDIC, while undercapitalized institutions may not accept, renew or roll-over Brokered Deposits.

   Institutions that are classified as undercapitalized are subject to certain mandatory supervisory actions, including: (i) increased monitoring by the appropriate federal banking agency for the institution and periodic review of the institution's efforts to restore its capital, (ii) a requirement that the institution submit a capital restoration plan acceptable to the appropriate federal banking agency and implement that plan, and that each company having control of the institution guarantee compliance with the capital restoration plan in an amount not exceeding the lesser of 5% of the institution's total assets at the time it received notice of being undercapitalized, or the amount necessary to bring the institution into compliance with applicable capital standards at the time it fails to comply with the plan, and (iii) a limitation on the institution's ability to make any acquisition, open any new branch offices, or engage in any new line of business without the prior approval of the appropriate federal banking agency for the institution or the FDIC.

   The regulation also provides that the OTS may take any of certain additional supervisory actions against an undercapitalized institution if the agency determines that such actions are necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund. These supervisory actions include: (i) requiring the institution to raise additional capital or be acquired by another institution or holding company if certain grounds exist, (ii) restricting transactions between the institution and its affiliates, (iii) restricting interest rates paid by the institution on deposits, (iv) restricting the institution's asset growth or requiring the institution to reduce its assets, (v) requiring replacement of senior executive officers and directors, (vi) requiring the institution to alter or terminate any activity deemed to pose excessive risk to the institution, (vii) prohibiting capital distributions by bank holding companies without prior approval by the FRB,
(viii) requiring the institution to divest certain subsidiaries, or requiring the institution's holding company to divest the institution or certain affiliates of the institution, and (ix) taking any other supervisory action that the agency believes would better carry out the purposes of the prompt corrective action provisions of FDICIA.

   Institutions classified as undercapitalized that fail to submit a timely, acceptable capital restoration plan or fail to implement such a plan are subject to the same supervisory actions as significantly undercapitalized institutions. Significantly undercapitalized institutions are subject to the mandatory provisions applicable to undercapitalized institutions. The regulation also makes mandatory for significantly undercapitalized institutions certain of the supervisory actions that are discretionary for institutions classified as undercapitalized, creates a presumption in favor of certain discretionary supervisory actions, and subjects significantly undercapitalized institutions to additional restrictions, including a prohibition on paying bonuses or raises to senior executive officers without the prior written approval of the appropriate federal bank regulatory agency. In addition, significantly undercapitalized institutions may be subjected to certain of the restrictions applicable to critically undercapitalized institutions.

   The regulation requires that an institution be placed into conservatorship or receivership within 90 days after it becomes critically undercapitalized, unless the OTS, with concurrence of the FDIC, determines that other action would better achieve the purposes of the prompt corrective action provisions of FDICIA. Any such determination must be renewed every 90 days. A depository institution also must be placed into receivership if the institution continues to be critically undercapitalized on average during the fourth quarter after the institution initially became critically undercapitalized, unless the institution's federal bank regulatory agency, with the concurrence of the FDIC, makes certain positive determinations with respect to the institution.

   Critically undercapitalized institutions are also subject to the restrictions generally applicable to significantly undercapitalized institutions and to a number of other severe restrictions. For example, beginning 60 days after becoming critically undercapitalized, such institutions may not pay principal or interest on subordinated debt without the prior approval of the FDIC. However, the regulation does not prevent unpaid interest from accruing on subordinated debt under the terms of the debt instrument, to the extent otherwise permitted by law. In addition, critically undercapitalized institutions may be prohibited from engaging in a number of activities, including entering into certain transactions or paying interest above a certain rate on new or renewed liabilities.

   If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well-capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

 Conservatorship/Receivership

   In addition to the grounds discussed under "-- Prompt Corrective Action," the OTS (and, under certain circumstances, the FDIC) may appoint a conservator or receiver for a savings association if any one or more of a number of circumstances exist, including, without limitation, the following:
(i) the institution's assets are less than its obligations to creditors and others, (ii) a substantial dissipation of assets or earnings due to any violation of law or any unsafe or unsound practice, (iii) an unsafe or unsound condition to transact business, (iv) a willful violation of a final cease-and-desist order, (v) the concealment of the institution's books, papers, records or assets or refusal to submit such items for inspection to any examiner or lawful agent of the appropriate federal banking agency or state bank or savings association supervisor, (vi) the institution is likely to be unable to pay its obligations or meet its depositors' demands in the normal course of business, (vii) the institution has incurred, or is likely to incur, losses that will deplete all or substantially all of its capital, and there is no reasonable prospect for the institution to become adequately capitalized without federal assistance, (viii) any violation of law or unsafe or unsound practice that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of the institution's depositors or the federal deposit insurance fund, (ix) the institution is undercapitalized and the institution has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan, or materially fails to implement an accepted capital restoration plan, (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital, or (xi) the institution is found guilty of certain criminal offenses related to money laundering.

 Liability of Commonly Controlled Depository Institutions

   In general, savings associations and other depository institutions can be held liable for any loss which the FDIC incurs or reasonably anticipates incurring in connection with either the default of a commonly controlled depository institution or any assistance provided by the FDIC to a commonly controlled institution in danger of default. A depository institution is required to pay the amount of such liability upon receipt of written notice from the FDIC unless such written notice is received more than two years from the date the FDIC incurred the loss. Liability for the losses of commonly controlled institutions can lead to the failure of all depository institutions in a holding company structure if the remaining institutions are unable to pay the liability assessed by the FDIC.

   In general, for purposes of this provision, depository institutions are deemed to be "commonly controlled" if they are controlled by the same holding company or if one depository institution is controlled by another; "default" of a depository institution occurs when there is an official determination pursuant to which a conservator, receiver or other legal custodian is appointed for the institution; and a depository institution is deemed to be "in danger of default" where its federal or state supervisory agency determines that the institution is not likely to be able to meet the demands of its depositors or pay its obligations in the normal course of business and there is no reasonable prospect that it will be able to do so, or determines that the institution has incurred or is likely to incur losses that will deplete substantially all of its capital and there is no reasonable prospect that the institution's capital can be replenished without federal assistance. First Nationwide is not currently under common control with any other depository institution.

 Enforcement Powers

   The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees controlling stockholders, agents and shareholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss; restrict the growth of the institution; and rescind agreements and contracts.

Capital Distribution Regulation

   In addition to the prompt corrective action restriction on paying dividends, OTS regulations limit certain "capital distributions" by OTS-regulated savings associations. Capital distributions are defined to include, in part, dividends and payments for stock repurchases and cash-out mergers.

   Under the regulation, an association that meets its fully phased-in capital requirements both before and after a proposed distribution and has not been notified by the OTS that it is in need of more than normal supervision (a "Tier 1 association") may, after prior notice to but without the approval of the OTS, make capital distributions during a calendar year up to the higher of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. A Tier 1 association may make capital distributions in excess of the above amount if it gives notice to the OTS and the OTS does not object to the distribution. A savings association that meets its regulatory capital requirements both before and after a proposed distribution but does not meet its fully phased-in capital requirement (a "Tier 2 association") is authorized, after prior notice to the OTS but without OTS approval, to make capital distributions in an amount up to 75% of its net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Any distribution in excess of this amount must be approved in advance by the OTS. A savings association that does not meet its current regulatory capital requirements (a "Tier 3 association") cannot make any capital distribution without prior approval from the OTS, unless the capital distribution is consistent with the terms of a capital plan approved by the OTS.

   At December 31, 1995, First Nationwide qualifies as a Tier 1 association for purposes of the capital distribution rule. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. The requirements of the capital distribution regulation supersede less stringent capital distribution restrictions in earlier agreements or conditions.

   The OTS has proposed to amend its capital distribution regulation to conform its requirements to the OTS prompt corrective action regulation. Under the proposed regulation, an institution that would remain at least adequately capitalized after making a capital distribution, and that was owned by a holding company, would be required to provide notice to the OTS prior to making a capital distribution. "Troubled" associations and undercapitalized associations would be allowed to make capital distributions only by filing an application and receiving OTS approval, and such applications would be approved under certain limited circumstances.

 Qualified Thrift Lender Test

   In general, savings associations are required to maintain at least 65% of their "portfolio assets" (defined as total assets minus goodwill, intangibles, property used to conduct business, and liquid assets up to 20% of assets) in certain "qualified thrift investments" (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. At December 31, 1995, approximately 90.34% of First Nationwide's portfolio assets were qualified thrift investments.

 FDIC Assessments

   The deposits of the Bank are insured by the SAIF of the FDIC, up to applicable limits, and are subject to deposit premium assessments by the SAIF. Under the FDIC's risk-based insurance system, SAIF-assessed deposits are currently subject to premiums of between 23 and 31 cents per $100 of deposits, depending upon the institution's capital position and other supervisory factors. The rate applicable to the Bank is currently 23 cents per $100 of deposits.

   The FDIC recently amended its assessment regulations to lower the deposit premiums for some banking institutions which are members of the Bank Insurance Fund (the "BIF") of the FDIC. Under the FDIC's risk-based insurance system, BIF-assessed deposits are currently subject to premiums of between 0 to 27 cents per $100 of deposits as a result of these amendments. In reducing these BIF rates, the FDIC did not change the rates applicable to SAIF-assessable deposits.

   Proposed budget reconciliation legislation that contains provisions to recapitalize the SAIF has been passed by Congress. The President has vetoed this budget reconciliation bill. Such veto, however, was based on issues unrelated to the provisions dealing with the capitalization of the SAIF. The legislation included provisions for a special assessment, as determined by the FDIC, on SAIF-assessable deposits of insured depository institutions in an amount adequate to cause the SAIF to achieve a specified designated reserve ratio. Under the proposed legislation, the assessment would have been due January 1, 1996. The FDIC has publicly estimated that the amount of the special assessment needed to recapitalize the SAIF ranges between 85 to 90 basis points.

   The proposed legislation provides that the assessment would be applied to SAIF deposits held as of March 31, 1995. The SAIF-assessable deposits of the Bank as of this date, adjusted for the Branch Sales, the Branch Purchases, the SFFed Acquisition and the Home Federal Acquisition, totalled approximately $8.9 billion. If the assessment is made at a rate within the estimated range of 85 to 90 basis points, after giving effect to the SFFed Acquisition, the Branch Sales, the Home Federal Acquisition and the Branch Purchases, the effect on the Bank would be a pre-tax charge in the range of $75 to $80 million ($68 to $72 million on a after-tax basis). It is expected that in the event that the SAIF is recapitalized pursuant to this legislation, the assessment rates applicable to SAIF-assessable deposits will be reduced substantially from the Bank's current rate of 23 cents. The proposed legislation includes additional provisions that, among other things, would require BIF member institutions to share pro rata in the obligations of SAIF members for certain obligations issued by the Financing Corporation, a corporation established by the federal government in 1987 to finance the recapitalization of FSLIC. FN Holdings is unable to predict whether this, or similar legislation will be enacted.

   Congress is considering other legislative proposals to merge the SAIF and the BIF and to convert federal savings associations to national bank charters. Such legislation, if enacted, could have a material effect on the operations of the Bank and FN Holdings.

 Non-Investment Grade Debt Securities

   Savings associations and their subsidiaries are prohibited from acquiring or retaining any corporate debt security that, at the time of acquisition, is not rated in one of the four highest rating categories by at least one nationally recognized statistical rating organization. First Nationwide does not own any non-investment grade debt securities.

 Community Reinvestment Act and the Fair Lending Laws

   Savings associations have a responsibility under CRA and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

 New Safety and Soundness Guidelines

   The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also issued for comment proposed guidelines regarding asset quality and earnings standards for insured institutions.

 Change of Control

   Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than ten percent of any class of a savings association or savings and loan holding company's voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

TAXATION

   Thrift institutions are generally subject to federal income taxation in the same manner as other corporations. Under Section 593 of the Internal Revenue Code of 1986, as amended (the "Code"), thrift institutions which meet certain definitional tests and other conditions are allowed a bad debt reserve deduction computed as a percentage of taxable income or alternatively, may utilize its own bad debt loss experience to compute additions to its bad debt reserves (the "experience method"). Accordingly, qualifying thrift institutions may be subject to a lower effective federal income tax rate than is otherwise generally applicable to corporations. In 1995, 1994 and 1993, the marginal federal tax rate of First Nationwide was 35%. First Nationwide is utilizing the experience method to compute its 1995 additions to its bad debt reserve.

   In addition to the regular corporate income tax, corporations, including qualifying thrift institutions, are subject to an alternative minimum tax ("AMT"). This 20% tax is computed on adjusted taxable income increased for applicable tax preference items. The alternative minimum tax is applicable if it exceeds the regular tax liability. Income earned from FSLIC/RF assistance payments is generally considered a tax preference item subject to AMT. Alternative minimum taxes paid by the Bank are based on the provisions of its tax sharing agreements with FN Holdings and Mafco Holdings. These payments are reflected as deferred tax assets in the statements of financial condition to the extent they are available to reduce future taxes payable.

   Although the Code and the tax codes of the various states in which the Bank operates are generally similar, differences do exist in the determination of taxable income in these states. These differences, which in some states include no special percentage of taxable income method of computing the bad debt reserve and no operating loss carryforward provisions, can cause taxable income, at the state level, to be significantly different from taxable income at the federal level. In certain states, the Bank is also subject to taxes assessed on amounts other than taxable income, which may include assets, deposits or net worth. All of such taxes are deductible for federal income tax purposes.

   Under a Code provision designed to aid regulatory oversight agencies in accomplishing supervisory mergers of financially troubled institutions, substantially all money or property received in connection with federally assisted acquisitions consummated on or before December 31, 1988 is excluded from taxable income. For the years ended December 31, 1995, 1994 and 1993, the portions of the FSLIC/RF assistance payments attributable to such acquisitions which have been excluded from taxable income were $5 million, $9 million and $37 million, respectively.

   In 1995, Congress passed a tax bill that, if it had been enacted, would have repealed Section 593 of the Code. The President vetoed this tax bill, however, for reasons unrelated to those provisions dealing with the repeal of
Section 593 of the Code. In addition, the President subsequently proposed tax legislation that also included a provision repealing Section 593 of the Code which was substantially similar to the tax legislation passed by Congress. If tax legislation is ultimately enacted that includes the repeal of Section 593 of the Code, the reserve method of accounting for bad debts would no longer be available to the Bank. Rather, the Bank generally would be required to take its bad debts into account using the specific charge-off method. Pursuant to the specific charge-off method, the Bank would be entitled to take its bad debts into account in the taxable year during which such debts become wholly or partially worthless. The repeal of Section 593 of the Code also may require a domestic building and loan association, such as the Bank, to recapture a certain portion of its bad debt reserve into income under certain circumstances, and, accordingly, could cause the Bank to make payments to FN Holdings under the Tax Sharing Agreement. As a result, FN Holdings may be required to make payments to Mafco Holdings under the Tax Sharing Agreement if FN Holdings has insufficient expenses and losses to offset such income. As of December 31, 1995, the Bank had tax bad debt reserves totalling $187 million, all of which had been provided for in deferred tax liabilities. The Bank does not expect to generate substantial amounts of federal taxable income (after taking into account its net operating loss carryovers) from any recapture of the Bank's bad debt reserve. Accordingly, the repeal of the reserve method of accounting for bad debts, if enacted, would not be expected to have a material adverse effect on the Bank.

   For further information concerning federal and state taxes on income, see Notes 3 and 27 of the Consolidated Financial Statements.

ITEM 2. PROPERTIES

   The Company neither owns nor leases any properties directly. The executive offices of First Nationwide are located at 14651 Dallas Parkway, Suite 200, Dallas, Texas 75240, and its telephone number is (214) 770-3700. First Nationwide leases approximately 41,000 square feet of space in the building in which its executive offices are located under a lease expiring in 1996. Such lease was renewed in March 1996 to extend to 1999. First Nationwide maintains additional office space at 135 Main Street, San Francisco, California, 94105, consisting of approximately 99,000 square feet. First Nationwide leases the building in which its additional office space is located under a ten-year lease expiring in 2001. In addition, the Bank leases approximately 288,000 square feet in a multiple-building administrative facility in West Sacramento, California under a ten-year lease expiring in 2001. In connection with the move of FNMC's servicing operation to Maryland, one and a half of these four Sacramento buildings, containing approximately 108,000 square feet, were vacated. Management is currently screening potential sub- lessees. At December 31, 1995, First Nationwide operated a total of 160 retail branches and maintained one vacant branch facility which was consolidated as a result of the Sonoma Purchase. Of those, 83 are owned and 78 are leased. Some of these retail branches are multi-purpose facilities, housing loan production and administrative facilities as well. In addition to the branch locations, at December 31, 1995, there were 27 separate loan production offices, all of which were leased and eight of which were vacant, and 14 separate administrative facilities (two owned and 12 leased). The administrative facilities include a 220,000 square foot building owned in Frederick, Maryland, which houses FNMC's mortgage servicing operation. A state-by-state breakdown of all retail branches, administrative offices, and loan production offices at December 31, 1995 is shown in the following table:

                                             ADMINISTRATIVE         LOAN PRODUCTION
                         BRANCHES              FACILITIES             FACILITIES
                  ---------------------  ---------------------  ---------------------
                    OWNED      LEASED      OWNED      LEASED      OWNED      LEASED
                  ---------  ----------  ---------  ----------  ---------  ----------
Arizona .........     0          0           0          1           0          2
California ......    17         38           0          3           0         11
Florida .........     6         18           0          1           0          2
Georgia .........     0          0           0          0           0          1
Illinois ........     0          0           0          2           0          2
Maryland ........     0          0           1          0           0          1
Michigan * ......    18          3           0          1           0          1
Minnesota .......     0          0           0          0           0          1
Montana .........     0          0           0          1           0          0
New Jersey *  ...     3          1           0          0           0          0
New York * ......    18          8           0          1           0          0
Ohio * ..........    18         10           1          0           0          0
Oklahoma ........     0          0           0          1           0          0
Oregon ..........     0          0           0          0           0          1
Pennsylvania  ...     0          0           0          0           0          1
Texas ...........     3          0           0          1           0          2
Washington ......     0          0           0          0           0          2
                  -----      -----       -----      -----       -----      -----
  Total .........    83         78           2         12           0         27
                  =====      =====       =====      =====       =====      =====

- ------------

   * Certain properties in these states are under contract to be sold as of December 31, 1995 as part of the Branch Sales.

   In April 1995, FNMC closed substantially all of its retail mortgage loan production offices. Costs associated with such closure approximated $2 million and are included in noninterest expense in the

Company's 1995 consolidated statement of operations. On a continuing basis, First Nationwide evaluates the adequacy of its office premises. As a result, surplus office facilities may be sold or subleased to maintain cost-effective operations and minimize vacant facilities. The 27 loan production offices at December 31, 1995 include eight offices housing operations acquired in the LMUSA 1995 Purchase, eleven offices housing wholesale lending operations, and eight vacant facilities. Of the eight vacant loan production offices, one has been subleased and management is currently screening tenants for the remaining seven.

ITEM 3. LEGAL PROCEEDINGS

   The Asset Purchase Agreement provides that the purchase price thereunder will be increased or decreased by, among other items, the increase or decrease, as the case may be, from January 1, 1994 to September 30, 1994, in the net book value of the purchased assets acquired from Old FN (the "Purchased Assets") and the liabilities assumed from Old FN (the "Assumed Liabilities") as such net book value is reflected on the books and records of Old FN in accordance with GAAP (as defined in the Asset Purchase Agreement) consistently applied with the previous accounting practices of Old FN. The purchase price paid at closing, including that portion based upon the change in net book value from January 1, 1994 to the close of business on September 30, 1994, was an estimate provided by Old FN. First Nationwide prepared a closing date balance sheet and a statement of the change in net book value of the Purchased Assets and Assumed Liabilities from January 1, 1994 to September 30, 1994 ("Closing Adjustment Documents"). The parties mutually agreed upon all but two of the issues raised as a result of the Closing Adjustment Documents.

   The more significant of the two issues in dispute arises from Old FN's change in net book value from January 1, 1994, to the close of business on September 30, 1994. In arriving at the cash purchase price, Old FN added back to the book value of the Purchased Assets an amount of approximately $24 million which had been amortized from intangible assets and goodwill on the closing date, thereby increasing the net book value of the Purchased Assets and Assumed Liabilities and the estimated cash purchase price by $24 million. First Nationwide believes that the exclusion of the amortization of intangible assets and goodwill from the closing net book value is contrary to the express provisions of the Asset Purchase Agreement. As a result, First Nationwide does not believe that the addition by Old FN of $24 million to the cash purchase price was proper under the terms of the Asset Purchase Agreement. On March 9, 1995, First Nationwide filed suit against Old FN in state district court in Dallas, Texas regarding this matter. On October 16, 1995, the court in this matter granted Old FN's motion to compel arbitration and stayed First Nationwide's court action. The arbitration hearing was held from April 22, 1996 to April 25, 1996. The arbitrator ordered post-hearing briefs to be filed on May 15, 1996. Although management of First Nationwide believes that it will prevail on this issue, in the event that First Nationwide does not so prevail, the result would not be material to the consolidated financial statements of the Company.

   The other remaining issue in dispute arising out of the Closing Adjustment Documents relates to an outstanding receivable account, which the Bank maintains was overstated by approximately $4 million by Old FN at September 30, 1994. Resolution of this issue remains outstanding. Although management of the Bank believes that it will prevail on this issue, in the event that it does not do so, the result would not be material to the consolidated financial statements of the Company.

   First Nationwide is involved in legal proceedings incidental to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, the management of First Nationwide believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on the financial condition or results of operations of First Nationwide.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

   Ronald O. Perelman, Chairman of the Board, Chief Executive Officer and a Director of the Company, 35 East 62nd Street, New York, New York 10021, through MacAndrews Holdings, beneficially owns 100% of the class A common stock of FN Holdings, representing 80% of its voting common stock (representing approximately 85% of the voting power of its common stock) and 100% of the class C common stock of FN Holdings. Hunter's Glen, a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of First Nationwide, 200 Crescent Court, Suite 1350, Dallas, Texas 75201, owns 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock (representing approximately 15% of the voting power of its common stock).

   FN Holdings is an 80% owned indirect subsidiary of MacAndrews & Forbes. As a result, MacAndrews & Forbes is able to direct and control the policies of the Company and its subsidiaries, including mergers, sales of assets and similar transactions.

   MacAndrews & Forbes is a diversified holding company with interests in several industries. Through its 83% ownership of Revlon, Inc., MacAndrews & Forbes is engaged in the cosmetics and skin care, fragrance and personal care products business. MacAndrews & Forbes owns 83% of The Coleman Company, Inc. ("Coleman"), which is engaged in the manufacture and marketing of recreational outdoor products, portable generators, power-washing equipment, spas and hot tubs, and 65% of Meridian Sports Incorporated ("Meridian Sports"), a manufacturer and marketer of specialized boats and water sports equipment. Marvel Entertainment Group, Inc. ("Marvel"), a youth entertainment company, is 80% owned by MacAndrews & Forbes. MacAndrews & Forbes also is engaged in the television broadcast and programming production business through its approximate 35% ownership of New World Communications Group Incorporated ("New World"), and, through its 86% ownership of Mafco Consolidated Group Inc. ("Mafco Consolidated"), in the processing of licorice and other flavors, and in the manufacture and distribution of cigars and pipe tobacco. MacAndrews & Forbes is also in the financial services business through First Nationwide. The principal executive offices of MacAndrews & Forbes are located at 35 East 62nd Street, New York, New York 10021.

 Dividends

   During 1995, dividends on the Bank's common stock totalled $111.9 million. No dividends were paid in 1994 on the Bank's common stock. During 1993, dividends and distributions on the Bank's common stock totalled $379.5 million. Such dividends and distributions included certain assets of the Bank, including the stock of FGMH.

   On August 1, 1990, the OTS final rule (the "Capital Distribution Rule" or the "rule") relating to dividends and other capital distributions by savings institutions became effective. The rule provides for three tiers of savings institutions: (i) Tier 1 institutions, institutions that have capital ("total capital" as calculated under the OTS capital regulation) equal to or greater than their fully phased-in capital requirement (the requirement applicable at December 31, 1995) prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, (ii) Tier 2 institutions, institutions that have capital equal to or greater than their minimum capital requirement but less than their fully phased-in capital requirement prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, and
(iii) Tier 3 institutions, institutions that do not meet their minimum capital requirement either before or after giving effect to a proposed capital distribution.

   At December 31, 1995 First Nationwide qualifies as a Tier 1 institution. Tier 1 institutions may make capital distributions, after prior notice to the OTS but without OTS approval, of up to 100% of their net income to date during the calendar year plus the amount that would reduce by one half their surplus capital ratio (the percentage by which an institution's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year. Tier 1 institutions may make capital distributions in excess of the foregoing limits if the OTS does not object after receiving notice thereof. Tier 2 institutions are authorized, after prior notice to the OTS but without approval by the OTS, to make distributions up to 75% of their net income over the most recent four-quarter period, taking into account all prior distributions during the same period. Tier 2 institutions may, through a written approval process, obtain approval to make distributions in excess of these amounts. Tier 3 institutions are not authorized to make any capital distribution unless they receive prior written OTS approval or, in the case of an institution operating in compliance with an approved capital plan, the capital distribution is consistent with the institution's capital plan.

ITEM 6. SELECTED FINANCIAL DATA

   The data presented below represents selected financial data relative to FN Holdings for, and as of the end of, each of the years in the five-year period ended December 31, 1995.

                                                             YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------
                                               1995       1994(1)     1993(2)    1992(3)       1991
                                            ----------   ---------   --------   ---------   ----------
                                                             (DOLLARS IN THOUSANDS)
SELECTED OPERATING DATA
Interest income .........................   $1,075,845    $293,139   $ 95,264    $659,201    $990,596
Interest expense ........................      734,815     199,845     74,728     450,240     663,016
Net interest income .....................      341,030      93,294     20,536     208,961     327,580
Provision for loan losses ...............       37,000       6,226      1,402      16,193      17,698
Noninterest income ......................      150,973      41,158    190,876     384,336     128,366
Noninterest expense .....................      332,553      96,298     63,392     361,549     464,624
Income (loss) before taxes,
 extraordinary item and minority
 interest ...............................      122,450      31,928    146,618     215,555     (26,376)
Income tax (benefit) expense (4)  .......      (57,185)      2,558      2,500          --          --
Income (loss) before extraordinary item
 and minority interest ..................      179,635      29,370    144,118     215,555     (26,376)
Extraordinary item: gain on early
 extinguishments of FHLB advances, net  .        1,967       1,376         --          --          --
Net income (loss) before minority
 interest ...............................      181,602      30,746    144,118     215,555     (26,376)
Minority interest-First Nationwide Bank
 preferred stock dividends ..............       34,584          --         --          --          --
Net income (loss) .......................      147,018      30,746    144,118     215,555     (26,376)
SELECTED PERFORMANCE RATIOS
Return (loss) on average assets (5)  ....         1.00%        .69%      7.84%       2.52%      (0.25)%
Return (loss) on average common equity
 (6) ....................................        39.33       16.05      69.41       58.89       (6.64)
Average equity to average assets (7)  ...         2.54        3.90      11.31        5.73        4.95
Yield on interest-earning assets (8)  ...         7.71        6.85       5.42        8.32        9.99
Cost of interest-bearing liabilities (9)          5.35        4.83       4.70        5.73        6.78
Net interest margin (10) ................         2.44        2.18       1.14        2.63        3.30
RATIO OF EARNINGS TO COMBINED FIXED
 CHARGES AND MINORITY INTEREST--
 FIRST NATIONWIDE BANK
 PREFERRED STOCK DIVIDENDS (11)
Excluding interest on deposits (12)  ....         1.27x       1.32x      9.59x      10.74x         --
Including interest on deposits (12)  ....         1.11        1.16       3.02        1.46          --

                                                                  AT DECEMBER 31,
                                        --------------------------------------------------------------------
                                           1995         1994(1)       1993(2)       1992(3)         1991
                                        -----------   -----------   ----------    -----------   ------------
                                                              (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL DATA
Securities available for sale (14)  .   $ 1,826,075   $    45,000   $       --    $        --   $        --
Securities held to maturity (13)(14)          1,455       411,859       15,118      2,034,842        90,416
Mortgage-backed securities held to
 maturity ...........................     1,524,488     3,153,812      341,224         77,622     1,771,168
Loans receivable, net ...............     8,831,018     9,966,886       29,244        777,265     2,541,600
Covered assets, net .................        39,349       311,603      592,593        839,538     1,398,906
Total assets ........................    14,646,245    14,683,559    1,125,222      8,961,473    10,178,061
Deposits ............................    10,241,628     9,196,656      431,788      7,809,478     9,148,901
Securities sold under agreements to
 repurchase .........................       969,510     1,883,490      119,144         30,647       305,000
Borrowings ..........................     2,392,862     2,808,979      440,792        597,564       192,117
Total liabilities ...................    13,883,099    14,029,957    1,012,328      8,488,697     9,761,664
Minority interest -- preferred stock
 of First Nationwide Bank ...........       300,730       300,730           --             --            --
Stockholders' equity ................       462,416       352,872      112,894        472,776       416,397
REGULATORY CAPITAL RATIOS OF THE BANK
Tangible capital ....................          5.84%         5.50%        9.50%          4.59%         3.37%
Core capital ........................          5.84          5.50         9.50           5.13          3.88
Risk-based capital: .................
 Core capital .......................          9.14          8.86        67.71          15.67         12.39
 Total capital ......................         11.34         11.01        68.97          16.24         13.09
SELECTED OTHER DATA
Number of full service customer
 facilities .........................           160           156            4            162           162
Loans serviced for others (15)  .....   $28,170,543   $ 7,475,119   $  327,449    $10,156,020   $ 4,466,467
Approximate number of employees  ....         3,619         3,573          317          3,030         2,693
Non-performing assets as a % of the
 Bank's total assets ................          1.50%         1.49%        0.98%          0.12%         0.53%

- ------------

    (1) On October 3, 1994, effective immediately following the close of business on September 30, 1994, the Bank acquired assets with fair values totalling approximately $14.1 billion and liabilities (including deposit liabilities) with fair values totalling approximately $13.4 billion from Old FN.

 (2) During the first quarter of 1993, FN Holdings sold certain assets, liabilities, and substantially all of its branch operations located in Texas, including $829 million of loans and 130 branches with $6.9 billion in deposits in the BAC Sale. A net gain of $141 million was recorded in connection with this sale.

 (3) During the last quarter of 1992, FN Holdings sold certain assets, liabilities, and branch operations located in Oklahoma, including $3 million of loans and 27 branches with $809 million in deposits (the "Oklahoma Sale"). The increase in noninterest income in 1992 was primarily attributable to the gain of $203 million on sales of assets in anticipation of the BAC Sale, the gain of $19 million on the Oklahoma Sale, and a gain of $41 million as a result of the modification of the Assistance Agreement.

 (4) Utilization of net operating loss carryovers resulted in no provisions for income taxes until the FN Acquisition. Income tax expense of $2.5 million was recorded in the first quarter of 1993 representing AMT expense related to the gain recognized on the BAC Sale (See footnote 2). Income tax expense recorded in 1994 after the FN Acquisition represents federal AMT tax reduced, to the extent of 90%, by net operating loss carryovers, and state tax at an assumed rate of 8%. Income tax benefit in 1995 represents the recording of a deferred tax benefit of $69 million, offset by federal AMT tax reduced, to the extent of 90%, by net operating loss carryover and state tax at an assumed rate of 8%.

 (5) Return (loss) on average assets represents net income (loss) as a percentage of average assets.

 (6) Return (loss) on average common equity represents net income (loss) as a percentage of average common equity.

 (7) Average equity to average assets represents average equity divided by average assets.

 (8) Yield on interest-earning assets represents interest income as a percentage of average interest-earning assets.

 (9) Cost of interest-bearing liabilities represents interest expense as a percentage of average interest-bearing liabilities.

(10) Net interest margin represents net interest income as a percentage of average interest-earning assets.

(11) Earnings used in computing the ratio of earnings to combined fixed charges and minority interest--First Nationwide Bank preferred stock dividends consist of income before taxes, extraordinary item and minority interest. Fixed charges consist of interest expense on borrowings, the interest component of lease expense and, where indicated, interest expense on deposits.

(12) Earnings were insufficient to cover fixed charges in 1991 by $26.4 million excluding interest on deposits, and $26.4 million including interest on deposits.

(13) Increase in securities held to maturity at December 31, 1992 resulted from the investment of proceeds on sale of certain long-term interest-bearing assets, primarily loans and mortgage-backed securities, in cash, cash equivalents and investment securities in anticipation of the BAC Sale.

(14) Fluctuation in securities and mortgage-backed securities held to maturity and securities available for sale from December 31, 1994 to December 31, 1995 resulted from the reclassification of substantially all securities and mortgage-backed securities (except for mortgage-backed securities resulting from the securitization with recourse of certain of the Bank's loans) from held-to-maturity to securities available for sale.

(15) Includes loans serviced by FNMC, the Bank, and FGB Realty, excluding loans serviced for the Bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   FN Holdings is a holding company whose only significant asset is all of the common stock of First Nationwide. As such, FN Holdings' principal business operations are conducted by First Nationwide and its subsidiaries.

   First Nationwide's principal business consists of operating retail deposit branches and originating and/or purchasing residential real estate loans and, to a lesser extent, certain consumer loans, for investment. First Nationwide actively manages its commercial real estate loan portfolio and is also active in mortgage banking and loan servicing. Revenues are derived primarily from interest charged on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments, and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, provisions for losses, general and administrative expenses consisting of compensation and benefits, advertising and marketing, premises and equipment, communications, deposit insurance assessments, data processing and other general and administrative expenses.

 Impact of Acquisitions and Dispositions

   The FN Acquisition was consummated on October 3, 1994, effective immediately after the close of business on September 30, 1994, and was recorded using the purchase method of accounting. Accordingly, the accompanying financial data include the results of operations related to the approximately $14.1 billion in assets and $13.4 billion in liabilities acquired in the FN Acquisition. Minority interest increased by $301 million due to the issuance of the Preferred Stock. In connection with the FN Acquisition, common stockholders' equity increased by $210 million from the issuance of the Company's class C common stock to Holdings.

   On February 28, 1995, FNMC consummated the Maryland Acquisition and acquired a loan servicing portfolio of approximately $11.4 billion, including a subservicing portfolio of $1.8 billion, and certain assets and liabilities for approximately $178 million. The transaction was accounted for as a purchase, and the Company's consolidated statements of operations for the year ended December 31, 1995 include the results of operations of the acquired mortgage servicing operation for the period from March 1, 1995 through December 31, 1995.

   In April 1995, First Nationwide acquired approximately $13 million in deposits in the Tiburon Purchase. In August 1995, the Bank acquired three retail branches located in Orange County, California with deposit accounts totalling approximately $356 million in the ITT Purchase. On December 8, 1995, the Bank acquired four retail branches with deposit accounts of approximately $144 million in the Sonoma Purchase. The Branch Purchases were accounted for as purchases, and the results of operations of the acquired retail deposit operations are included in the Company's consolidated statement of operations for the year ended December 31, 1995 from the date each of the transactions was consummated.

   On October 2, 1995, FNMC consummated the LMUSA 1995 Purchase and acquired a loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), a master servicing portfolio of $2.9 billion and other assets, principally existing loans and loan production operations for approximately $100 million, payable in installments, and the assumption of certain indebtedness secured by the acquired loan portfolio totalling approximately $274 million. The LMUSA 1995 Purchase was accounted for as a purchase and the Company's consolidated statement of operations for the year ended December 31, 1995 includes the results of operations of the acquired mortgage servicing operations for the period from October 3, 1995 through December 31, 1995.

   The BAC Sale was effective February 1, 1993 resulting in the sale of $829 million of loans and $6.9 billion in deposits in 130 branches. The accompanying financial data for 1993 reflect the results of operations in 1993 including these sold assets and liabilities during the first month of the year. Subsequent to the BAC Sale, First Nationwide managed four retail branches in Texas and supplemented the retail deposit base with wholesale funds from Brokered Deposits and FHLB advances.

   Prior to and during 1993, most of the mortgage banking operations of First Nationwide were conducted through FGMH prior to the distribution by the Bank of the stock of FGMH to its then immediate parent in the first quarter of 1993. Therefore, the accompanying financial data for 1993 reflect the results of such mortgage banking operations during 1993 prior to the distribution.

 Accrued Termination and Facilities Costs

   During 1995, FN Holdings recorded $12.7 million in noninterest expense related to four specific actions. In connection with the Maryland Acquisition, the former residential loan servicing center in Sacramento, California was relocated to Maryland, resulting in a charge of $5.7 million for employee termination and facilities costs, net of expected sublease income. Additionally, $2.1 million has been provided for employee termination and facilities costs (net of expected sublease income) related to the closing of FN Holdings' residential loan production offices. FN Holdings has also recorded a charge of $4.0 million related to employee termination benefits for positions which will be eliminated over the next twelve months in conjunction with the Bank's cost reduction plan. In connection with the elimination of these positions, the Bank has identified opportunities for office space consolidation and has established additional liabilities totalling $.4 million for lease termination payments. Additionally, the Bank has identified certain of its retail banking facilities which will be closed and marketed for sale, with the related operations consolidated into other retail banking facilities acquired in the ITT Purchase. In connection with such closures and consolidations, a liability totalling $.5 million was established to record such facilities at fair value.

 Accounting Changes

   The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income

Recognition and Disclosures" ("SFAS No. 118"), effective January 1, 1995. Under SFAS No. 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on: (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the loan's observable market price, or (iii) the fair value of the loan's collateral. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively reviewed for impairment include all single family loans and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process. The adoption of SFAS No. 114, as amended by SFAS No. 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment is consistent with methods prescribed in these standards.

   The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any insignificant delay (i.e., 60 days or less) or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans which exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans, which represents substantially all of the Company's loan portfolio, on the fair value of the loan's collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

   Generally, specific allowances for loan losses relative to impaired multi-family and commercial real estate loans, which comprised the majority of impaired loans at December 31, 1995, have not been established, because most would be eligible to be sold to Granite under the Put Agreement. There have been no significant multi-family or commercial real estate loans originated since October 1, 1994.

   At December 31, 1995, the carrying value of loans that are considered to be impaired under SFAS No. 114 totalled $125.4 million (of which $29.6 million were on non accrual status). The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $125.5 million. For the year ended December 31, 1995, the Company recognized interest income on these impaired loans of $12.9 million, which included $.2 million of interest income recognized using the cash basis method of income recognition.

   On May 12, 1995, the FASB issued SFAS No. 122. This statement provides guidance for the recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing rights are retained. The Company adopted this standard effective April 1, 1995. The result of such adoption was to capitalize approximately $17 million in mortgage servicing rights related to loans originated by the Company in 1995.

   SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair market value. To determine the fair value of the servicing rights created since April 1, 1995, the Company used market prices under comparable servicing contracts, when available, or alternatively, used a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Originated mortgage servicing rights totalling $16.8 million were recorded during the year ended December 31, 1995.

   Also, SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. In determining impairment, the Company aggregates all mortgage servicing rights including those capitalized prior to adoption of SFAS No. 122, and stratifies them based on the predominant risk characteristics of interest rate, loan type and investor type. A valuation allowance is established for any excess of amortized book value over the current fair value, by risk stratification, by a charge to income. Based on this analysis, no allowance for loss on impairment of loan servicing rights was necessary at December 31, 1995.

   Effective January 1, 1994, FN Holdings adopted SFAS No. 115. SFAS No. 115 requires that securities held to maturity be reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. All other securities held for investment purposes are classified as available for sale and are carried at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity, net of tax. There was no impact on the consolidated financial statements as a result of such adoption. At December 31, 1994, all U.S. government and agency securities and mortgage-backed securities were classified in the held-to-maturity portfolio.

   On November 15, 1995, FASB issued the Special Report, which provided all entities an opportunity to reassess their ability and intent to hold securities to maturity and allowed a one-time reclassification from held-to-maturity to available-for-sale without "tainting" the remaining held-to-maturity securities. On December 29, 1995, the Company reclassified $1.5 billion and $231.8 million in carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from the respective held-to-maturity categories to securities available for sale, resulting in a net after-tax increase of $22.5 million in stockholders' equity. There was no impact on the Bank's regulatory capital as a result of this reclassification.

   In 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company adopted SFAS No. 109 effective January 1, 1993. There was no impact on the consolidated financial statements of the Company as a result of such adoption.

   As of December 31, 1994, First Nationwide recorded a valuation allowance for 100% of the Bank's net deferred tax asset because at that time it was not more likely than not that such deferred tax asset would be realized. Based on a favorable earnings trend since the consummation of the FN Acquisition and future earnings expectations, management changed its judgement about the realizability of the Bank's net deferred tax assets and recognized a deferred tax benefit of $69 million in the fourth quarter of 1995. Management believes that the realization of such asset is more likely than not, based upon the expectation that First Nationwide will generate the necessary amount of taxable income in future periods.

RESULTS OF OPERATIONS

   The year-to-year comparisons as set forth below, including the changes in magnitude of various items between periods, have been affected by the acquisitions and dispositions consummated during the periods involved.

   The following table sets forth, for the periods and at the dates indicated, information regarding FN Holdings' consolidated average statements of financial condition, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of FN Holdings.

                                           YEAR ENDED DECEMBER 31,
                                      --------------------------------
                                                     1995
                                      --------------------------------
                                        AVERAGE               AVERAGE
                                        BALANCE   INTEREST     RATE
                                      ---------  ----------  ---------
                                            (DOLLARS IN MILLIONS)
ASSETS
 Interest-earning assets (1):  ......
    U.S. government and agency
     securities held to maturity (2)
    (3) .............................   $   435     $   28      6.42%
    Mortgage-backed securities held
    to  maturity (3)(4) .............     2,985        213      7.14
    Loans held for sale .............       304         24      7.89
 Loans receivable, net (4) ..........    10,058        800      7.95
    Covered Assets, net (5) .........       165         11      6.67
                                      ---------  ---------   -------
     Total interest-earning assets ..    13,947      1,076      7.71%
                                      ---------  ---------   -------
 Noninterest-earning assets .........       751
                                      ---------
     Total assets ...................   $14,698
                                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
    Deposits ........................   $ 9,959        447      4.49%
    Securities sold under agreements
    to  repurchase ..................     1,577        105      6.66
    Borrowings (6) ..................     2,210        183      8.26
                                      ---------  ---------   -------
    Total interest-bearing
    liabilities .....................    13,746        735      5.35%
                                      ---------  ---------   -------
    Noninterest-bearing liabilities .       277
    Minority interest--preferred
    stock  of First Nationwide Bank .       301
    Stockholders' equity ............       374
                                      ---------
     Total liabilities and
    stockholders'   equity ..........   $14,698
                                      =========
Net interest income .................               $  341
                                                 =========
Interest rate spread ................                           2.36%
                                                             =======
Net interest margin .................                           2.44%
                                                             =======
Average equity to average assets  ...                           2.54%
                                                             =======






                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                     1994                              1993
                                      --------------------------------  --------------------------------
                                        AVERAGE               AVERAGE    AVERAGE                AVERAGE
                                        BALANCE   INTEREST     RATE      BALANCE    INTEREST     RATE
                                      ---------  ----------  ---------  ---------  ----------  ---------

ASSETS
 Interest-earning assets (1):  ......
    U.S. government and agency
     securities held to maturity (2)
    (3) .............................   $  138       $  7       4.95%     $  710         $24      3.43%
    Mortgage-backed securities held
    to  maturity (3)(4) .............      711         43       6.05         120           6      5.04
    Loans held for sale .............       11          1       5.22          --          --        --
 Loans receivable, net (4) ..........    2,926        212       7.27         124          16     12.67
    Covered Assets, net (5) .........      491         30       6.11         804          49      6.11
                                      --------   --------    -------    --------   ---------   -------
     Total interest-earning assets ..    4,277        293       6.85%      1,758          95      5.42%
                                      --------   --------    -------    --------   ---------   -------
 Noninterest-earning assets .........      161                                81
                                      --------                          --------
     Total assets ...................   $4,438                            $1,839
                                      ========                          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Interest-bearing liabilities:
    Deposits ........................   $2,605        101       3.88%     $1,197          55      4.59%
    Securities sold under agreements
    to  repurchase ..................      351         19       5.37          21           1      3.83
    Borrowings (6) ..................    1,181         80       6.77         373          19      5.09
                                      --------   --------    -------    --------   ---------   -------
    Total interest-bearing
    liabilities .....................    4,137        200       4.83%      1,591          75      4.70%
                                      --------   --------    -------    ---------  ---------   -------
    Noninterest-bearing liabilities .       53                                40
    Minority interest--preferred
    stock  of First Nationwide Bank .       75
    Stockholders' equity ............      173                               208
                                      --------                          --------
     Total liabilities and
    stockholders'   equity ..........   $4,438                            $1,839
                                      ========                          ========
Net interest income .................                $ 93                                $20
                                                 ========                          =========
Interest rate spread ................                           2.02%                               .72%
                                                             =======                           =========
Net interest margin .................                           2.18%                              1.14%
                                                             =======                           =========
Average equity to average assets  ...                           3.90%                             11.31%
                                                             =======                           =========

- ------------
   (1) Nonaccruing assets are included in the average balances for the periods indicated.
   (2) Includes interest-bearing deposits in other banks and short-term investment securities.
   (3) Substantially all securities held to maturity (except for mortgage-backed securities resulting from the securitization with recourse of certain of the Bank's loans) were reclassified to securities available for sale on December 29, 1995. The average balance of such securities for three days is not material and is therefore not presented.
   (4) In late December, 1994, $1.3 billion of single-family loans were securitized with recourse. The large increase in the average balance of mortgage-backed securities held to maturity from 1994 to 1995 is due to such securitized loans.
   (5) Includes unconsolidated subsidiaries covered by FSLIC/RF yield maintenance.
   (6) Interest and average rate include the impact of interest rate swaps.

   The following table presents certain information regarding changes in interest income and interest expense of FN Holdings during the periods indicated. The dollar amount of interest income and interest expense fluctuates depending upon changes in the respective interest rates and upon changes in the respective amounts (volume) of the Company's interest-earning assets and interest-bearing liabilities. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average outstanding balances multiplied by the prior year's rate) and (ii) changes in rate (changes in average interest rate multiplied by the prior year's volume). Changes attributable to both volume and rate have been allocated proportionately.

                                               YEAR ENDED DECEMBER 31,
                               -------------------------------------------------------
                                     1995 VS. 1994                  1994 VS. 1993
                               ------------------------      -------------------------
                                INCREASE (DECREASE) DUE       INCREASE (DECREASE) DUE
                                           TO                            TO
                               ------------------------      -------------------------
                                VOLUME    RATE    NET         VOLUME    RATE     NET
                               --------  ------  ------      --------  ------  -------
                                     (IN MILLIONS)
INTEREST INCOME:
Securities (1) ...............    $ 18     $ 3     $ 21         $(38)    $21     $(17)
Mortgage-backed securities  ..     160      10      170           36       1       37
Loans held for sale ..........      23       0       23            1       0        1
Loans receivable, net ........     566      22      588          200      (4)     196
Covered assets, net (2)  .....     (22)      3      (19)         (19)      0      (19)
                                 -----   -----    -----        -----   -----    -----
    Total ....................     745      38      783          180      18      198
                                 -----   -----    -----        -----   -----    -----
INTEREST EXPENSE:
Deposits .....................     328      18      346           53      (7)      46
Securities sold under
 agreements to repurchase  ...      80       6       86           18       0       18
Borrowings ...................      82      21      103           53       8       61
                                 -----   -----    -----        -----   -----    -----
    Total ....................     490      45      535          124       1      125
                                 -----   -----    -----        -----   -----    -----
Change in net interest income     $255     $(7)    $248         $ 56     $17     $ 73
                                 =====   =====    =====        =====   =====    =====

- ------------

   (1) Includes interest-bearing deposits in banks and short-term investment securities.

   (2) Includes unconsolidated subsidiaries covered by FSLIC/RF yield maintenance.


   The positive volume variance of $255 million from 1994 to 1995 is largely due to $13.4 billion in interest-earning assets acquired offset in part by the $13.3 billion in interest-bearing liabilities assumed in the FN Acquisition on October 3, 1994, which contributed to net interest income during the last quarter of 1994 and all of 1995. The negative rate variance of $7 million is attributed to the interest-bearing liabilities acquired in the FN Acquisition, which rates reflect the overall increase in market interest rates from the fourth quarter of 1994 through 1995, and the issuance of the Senior Notes to finance the FN Acquisition. In an increasing rate environment, the Company's cost of interest-bearing liabilities reacts more quickly to changes in rates than the yields on interest-bearing assets, due to the volume of adjustable rate interest-bearing assets which generally reprice on an annual or semi-annual basis.

   The positive volume variance of $56 million from 1993 to 1994 is largely due to the FN Acquisition, which resulted in $14 billion in interest-earning assets contributing to net interest income during the last quarter of 1994. In addition, the Senior Notes were issued to partially finance the FN Acquisition. The positive total rate variance of $17 million is also attributed to the FN Acquisition, as the majority of the interest-earning assets acquired were variable-rate assets, reflecting the overall increase in market interest rates from 1993 to 1994.

 Year Ended December 31, 1995 versus Year Ended December 31, 1994

   Net Income. FN Holdings reported net income for 1995 of $147 million compared with net income of $31 million for 1994. Net income for 1995 includes an income tax benefit of $57 million (largely due to the recognition of a $69 million deferred tax benefit), and an extraordinary gain from the early extinguishment of FHLB advances of $2.0 million, net of tax. Net income for 1994 includes income tax expense totalling $2.6 million and $1.4 million, net of tax, in extraordinary gain from the early extinguishment of FHLB advances.

   FN Holdings reported income before income taxes, extraordinary item and minority interest of $122 million in 1995 compared with pre-tax income of $32 million in 1994. The increase is generally due to the inclusion in 1995 of the operations acquired in the FN Acquisition for a full year compared to the operations acquired in the FN Acquisition for only the fourth quarter of 1994.

   Net interest income was $341 million for the year ended December 31, 1995, compared with $93 million for 1994, an increase of $248 million. The increase is generally due to the inclusion in 1995 of the operations acquired in the FN Acquisition for a full year compared with the inclusion of the operations acquired in the FN Acquisition for only the fourth quarter of 1994.

   Interest Income. Total interest income was $1.1 billion for the year ended December 31, 1995, an increase of $783 million from the year ended December 31, 1994. The interest-bearing assets acquired in the FN Acquisition resulted in total interest-earning assets for 1995 averaging $13.9 billion compared to $4.3 billion. In addition, yields on total interest-earning assets during 1995 increased .86% from the yields on total interest-earning assets during 1994, principally due to changes in overall market interest rates and the higher yielding assets acquired in the FN Acquisition.

   FN Holdings earned $800 million of interest income on loans receivable for the year ended December 31, 1995, an increase of $588 million from the year ended December 31, 1994. The loans acquired in the FN Acquisition resulted in an increase in the average balance of loans receivable to $10.1 billion from $2.9 billion for the years ended December 31, 1995 and 1994, respectively. The weighted average yield on loans receivable increased to 7.95% for 1995 from 7.27% for 1994, primarily due to the repricing of the adjustable rate loans in the portfolio acquired in the FN Acquisition.

   FN Holdings earned $24 million of interest income on loans held for sale for the year ended December 31, 1995, an increase of $23 million from the year ended December 31, 1994. The additional loan production from the Maryland Acquisition and the LMUSA 1995 Purchase resulted in an increase in the average balance of loans held for sale to $304 million from $11 million for the years ended December 31, 1995 and 1994, respectively. The weighted average yield on loans held for sale increased to 7.89% for 1995 from 5.22% during 1994.

   Interest income on mortgage-backed securities was $213 million for the year ended December 31, 1995, an increase of $170 million from the year ended December 31, 1994. The mortgage-backed securities acquired in the FN Acquisition, including $1.3 billion of qualifying single-family loans securitized from the Bank's loan portfolio in late 1994 and an additional $.4 billion securitized in 1995, resulted in the average portfolio balances increasing from $711 million to $3.0 billion during the years ended December 31, 1994 and 1995, respectively. The weighted average yield on mortgage-backed securities increased to 7.14% for 1995 from 6.05% for 1994, primarily due to the addition of higher-yielding securities from the FN Acquisition, including loan securitizations, and the subsequent upward rate adjustments of adjustable rate mortgage-backed securities related to an overall increase in market interest rates.

   Interest income from Covered Assets declined $19 million, to $11 million, for the year ended December 31, 1995. This decline is due to a reduction in the volume of Covered Assets due to the FDIC Purchase, sales, repayments and other dispositions, offset in part by an increase in the effective rate earned on such Covered Assets which was 6.67% for 1995 compared to 6.11% for 1994. The higher rate is due to the net effect of the increase in TCOF between the two periods due to generally increasing interest rates, offset by the reduction in the applicable margin over the TCOF prescribed in the Assistance Agreement.

   Interest income from securities and interest-bearing deposits in banks was $28 million for the year ended December 31, 1995, an increase of $21 million from the year ended December 31, 1994. The average portfolio balances during the years ended December 31, 1995 and 1994 increased to $435 million from $138 million, respectively, due to the securities acquired in the FN Acquisition being held for an entire year in 1995 versus the fourth quarter only in 1994. The weighted average yield on these assets increased to 6.42% for 1995 from 4.95% for 1994, primarily due to the increase in overall market interest rates.

   Interest Expense. Total interest expense was $735 million for the year ended December 31, 1995, an increase of $535 million from the year ended December 31, 1994. The increase is generally due to the inclusion for a full year in 1995 of the additional interest-bearing liabilities from the operations acquired in the FN Acquisition, the issuance of the Senior Notes and changes in overall market rates of interest as discussed below.

   Interest expense on deposits was $447 million for the year ended December 31, 1995, an increase of $346 million from the year ended December 31, 1994. The customer deposits of approximately $10 billion acquired in the FN Acquisition, net of $1.2 billion in deposits sold in the Illinois Sale, and the $513 million of deposits assumed in the Branch Purchases, resulted in an increase in the average balance of customer deposits outstanding from $2.6 billion to $10.0 billion for the years ended December 31, 1994 and 1995, respectively. The overall weighted average cost of customer deposits increased from 3.88% for 1994 to 4.49% for 1995, due principally to increases in the overall level of interest rates between the two years.

   Interest expense on securities sold under agreements to repurchase and borrowings totalled $288 million for the year ended December 31, 1995, an increase of $189 million from the year ended December 31, 1994. The timing of the FN Acquisition and the Illinois Sale, offset in part by the reduction of borrowings from funds received in connection with the Branch Purchases, resulted in the average balance outstanding of securities sold under agreements to repurchase and borrowings for the years ended December 31, 1995 and 1994 increasing to $3.8 billion from $1.5 billion, respectively. The weighted average interest rate on these instruments increased to 7.60% in 1995 from 6.46% for 1994, primarily due to the impact of increases in overall market interest rates. The Senior Notes issued in 1994 resulted in an additional $18 million in interest expense in 1995 compared to 1994.

   Net Interest Income. Net interest income before provision for loan losses was $341 million for the year ended December 31, 1995, an increase of $248 million from the year ended December 31, 1994. The interest rate spread increased to 2.36% in 1995 from 2.02% in 1994. The increase in net interest income is generally due to the inclusion in 1995 of the operations acquired in the FN Acquisition for a full year compared to the inclusion of the operations acquired in the FN Acquisition for only the fourth quarter of 1994.

   Noninterest Income. Total noninterest income, consisting primarily of mortgage banking, customer banking and management fee income, was $151 million for the year ended December 31, 1995, an increase of $110 million from the year ended December 31, 1994. The increase is generally due to the inclusion in 1995 of the operations acquired in the FN Acquisition for a full year compared to the inclusion of the operations acquired in the FN Acquisition for only the fourth quarter of 1994. In addition, additional fee revenues were generated from operations acquired in the Maryland Acquisition and the LMUSA 1995 Purchase.

   Fees and service charges related to mortgage banking operations, which consist principally of loan servicing income and borrower fees, were $70 million for the year ended December 31, 1995, compared to $10 million for the year ended December 31, 1994. This increase is due to the inclusion in 1995 of the mortgage banking operations acquired in the FN Acquisition for an entire year versus only the fourth quarter in 1994, as well as additional fee revenues received as a result of the inclusion of the mortgage banking operations acquired in the Maryland Acquisition and the LMUSA 1995 Purchase.

   Fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $48 million for the year ended December 31, 1995 compared to $11 million for the year ended December 31, 1994. The increase of $37 million is due to the inclusion in 1995 of the retail banking operations acquired in the FN Acquisition for an entire year compared to only the fourth quarter of such operations in 1994, as well as a slight increase in such fees related to the operations acquired in the Branch Purchases.

   Management fees, principally from commercial loan servicing and asset management services provided for third-party investors, totalled $15 million for the year ended December 31, 1995, an increase of $2 million over 1994. This $2 million increase is the net effect of a $3.8 million increase in the revenues from the asset servicing agreements entered into with Granite in conjunction with the FN Acquisition, offset by decreases in disposition and other third party fees received by FGB Realty, principally due to the expiration of certain government contracts, totalling $1.8 million.

   Other noninterest income was $18 million for the year ended December 31, 1995, an increase of $10.4 million from the year ended December 31, 1994. The increase is attributed to an increase of $3.4 million in dividends on FHLB stock, $1.7 million in fees earned on check disbursement products, $1.1 million in early withdrawal penalties on deposits and $4.2 million in miscellaneous other income. The increases are attributed to the inclusion in 1995 of the operations acquired in the FN Acquisition for a full year compared to the inclusion of the operations acquired in the FN Acquisition for only the fourth quarter of 1994.

   Noninterest Expense. Total noninterest expense was $333 million for the year ended December 31, 1995, an increase of $237 million from the year ended December 31, 1994. All categories of noninterest expense increased, primarily due to the inclusion in 1995 of expenses related to the operations acquired in the FN Acquisition for an entire year compared to including such expenses for only the fourth quarter in 1994. In addition, the year ended December 31, 1995 includes charges totalling $13 million related to accrued termination and facilities costs for specific cost reduction actions taken by the Bank during the year.

   Total compensation and employee benefits expense was $154 million for the year ended December 31, 1995, an increase of $105 million from the year ended December 31, 1994. The increase is primarily due to the inclusion in 1995 of a full year of such charges related to the operations acquired in the FN Acquisition compared to only the fourth quarter of such expenses in 1994. In addition, 1995 includes expenses totalling $7 million related to employee severance and termination costs for the relocation of the Bank's mortgage loan servicing operations to Maryland, the closure of the Bank's retail mortgage loan production offices, and a Bank-wide cost reduction project.

   Occupancy and equipment expense was $50 million for the year ended December 31, 1995, an increase of $38 million from the year ended December 31, 1994. The increase is primarily due to the inclusion in 1995 of a full year of such charges related to the operations acquired in the FN Acquisition compared to only the fourth quarter of such expenses in 1994. In addition, 1995 includes expenses totalling $6 million related to space reductions and lease termination charges for the relocation of the Bank's mortgage loan servicing operations to Maryland, the closure of the Bank's retail mortgage loan production offices, a Bank-wide cost reduction project, and retail branch consolidations due to duplicate facilities resulting from the Branch Purchases.

   Data processing expense increased to $10 million for the year ended December 31, 1995 from $3 million for the same period in 1994. The increase is primarily due to the inclusion in 1995 of a full year of such charges related to the operations acquired in the FN Acquisition compared to only the fourth quarter of such charges in 1994.

   SAIF deposit insurance premiums increased to $22 million in 1995 compared to $7 million for the year ended December 31, 1994. The increase is primarily due to the inclusion in 1995 of a full year of such charges related to the operations acquired in the FN Acquisition compared to only the fourth quarter of such charges in 1994.

   Marketing expense was $11 million for the year ended December 31, 1995, an increase of $8 million from the year ended December 31, 1994. The increase is primarily due to the inclusion in 1995 of a full year of such charges related to the operations acquired in the FN Acquisition compared to only the fourth quarter of such charges in 1994.

   Loan expense was $12 million for the year ended December 31, 1995, an increase of $11 million from the year ended December 31, 1994. The increase is due to the inclusion in 1995 of a full year of the mortgage banking operations acquired in the FN Acquisition compared to only the fourth quarter in 1994, as well as increased expenses related to operations acquired in the Maryland Acquisition and the LMUSA 1995 Purchase.

   Other noninterest expense was $73 million for the year ended December 31, 1995, an increase of $52 million from the year ended December 31, 1994, principally due to increased telecommunications, postage, office supplies, travel and professional fees expenses, all of which are attributed primarily to the inclusion in 1995 of a full year of the operations acquired in the FN Acquisition compared to only the fourth quarter in 1994. The Branch Purchases, Maryland Acquisition, and LMUSA 1995 Purchase also contributed to increases in these expenses.

   Provision for Income Taxes. During the year ended December 31, 1995 and 1994, FN Holdings recorded income tax (benefit) expense of $(57.2) million and $2.6 million, respectively. The net benefit in 1995 is largely the result of the recognition of a deferred tax benefit of $69 million. Included in tax expense for the year ended December 31, 1995 is the reversal of 1993 and 1994 overaccruals of federal taxes totalling $1.7 million. FN Holdings' effective federal tax rates were (56)% and 0% during the year ended December 31, 1995 and 1994, respectively, while its statutory federal tax rate was 35% during both periods. The difference between effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards and, in 1995, the recognition of a deferred tax benefit of $69 million. FN Holdings' effective state tax rate were 9% and 8% for the years ended December 31, 1995 and 1994, respectively.

   Extraordinary Item. During the year ended December 31, 1995, FN Holdings had a gain of $2.0 million on the early extinguishment of $250 million in FHLB advances, net of income taxes. During the year ended December 31, 1994, FN Holdings had a gain of $1.4 million on the early extinguishment of $95 million in FHLB advances, net of income taxes.

   Minority Interest--First Nationwide Bank Preferred Stock
Dividends. Dividends on the Bank Preferred Stock totalling $34.6 million were declared and paid during the year ended December 31, 1995.

 Year Ended December 31, 1994 versus Year Ended December 31, 1993

   Net Income. FN Holdings reported net income for 1994 of $31 million compared with net income of $144 million for 1993. Net income for 1994 includes $1.4 million, net of tax effect, in extraordinary gain from the early extinguishment of FHLB advances. Net income for 1993 includes a pre-tax gain of $141 million from the BAC Sale.

   FN Holdings reported income before income taxes and extraordinary item of $32 million in 1994 compared with pre-tax income of $147 million in 1993. Pre-tax income was reduced by provision for income taxes of $2.6 million and $2.5 million in 1994 and 1993, respectively.

   Net interest income was $93 million for the year ended December 31, 1994, compared with $20 million for 1993, an increase of $73 million. The interest-bearing assets and liabilities acquired in the FN Acquisition contributed $83 million of net interest income in 1994, and the Senior Notes issued by the Company in 1994 contributed $6 million of interest expense in 1994.

   Interest Income. Total interest income was $293 million for the year ended December 31, 1994, an increase of $198 million from the year ended December 31, 1993. The interest-bearing assets acquired in the FN Acquisition resulted in total interest-earning assets for 1994 averaging $4.3 billion, compared to $1.8 billion for 1993 and contributed $245 million of total interest income in 1994. The assets sold in the BAC Sale contributed $26 million in total interest income in 1993. In addition, yields on mortgage-backed securities, securities held to maturity and all interest-earning assets during 1994 increased 1.01%, 1.52% and 1.43%, respectively, from the yields on mortgage-backed securities, securities held to maturity and all interest-earning assets during 1993, principally due to increases in overall market interest rates and the FN Acquisition.

   FN Holdings earned $212 million of interest income on loans receivable for the year ended December 31, 1994, an increase of $196 million from the year ended December 31, 1993. The loans acquired in the FN Acquisition contributed $211 million of interest income in 1994, and resulted in an increase in the average balance of loans receivable to $2.9 billion from $124 million for the years ended December 31, 1994 and 1993, respectively. The weighted average yield on real estate loans decreased to 7.27% for 1994 from 12.67% during 1993, primarily due to the absorption of the smaller, but higher-yielding 1993 portfolio balance into the larger, market rate sensitive portfolio acquired in the FN Acquisition.

   Interest income on mortgage-backed securities was $43 million for the year ended December 31, 1994, an increase of $37 million from the year ended December 31, 1993. The mortgage-backed securities acquired in the FN Acquisition contributed $29 million of the increase and resulted in the average portfolio balances increasing from $120 million to $711 million during the years ended December 31, 1993 and 1994, respectively. The weighted average yield on mortgage-backed securities increased to 6.05% for 1994 from 5.04% for 1993, primarily due to the addition of higher-yielding securities from the FN Acquisition and the subsequent upward rate adjustments of adjustable rate mortgage-backed securities related to an overall increase in market interest rates.

   The interest income from Covered Assets declined $19 million, to $30 million, for the year ended December 31, 1994. This decline is due to a reduction in the volume of Covered Assets due to sales, repayments and other dispositions net of a slight increase in the effective rate earned on such Covered Assets. The higher rate is due to the net effect of the increase in TCOF between the two periods due to generally increasing interest rates, offset by the reduction in the applicable margin over the TCOF prescribed in the Assistance Agreement.

   Interest income from securities held to maturity and interest-bearing deposits in other banks was $7 million for the year ended December 31, 1994, a decrease of $17 million from the year ended December 31, 1993. The average portfolio balances during the years ended December 31, 1994 and 1993 decreased to $138 million from $710 million, respectively, due to restructuring of the balance sheet as a result of the FN Acquisition. The weighted average yield on these assets increased to 4.95% for 1994 from 3.43% for 1993, primarily due to the increase in market interest rates.

   Interest Expense. Total interest expense was $200 million for the year ended December 31, 1994, an increase of $125 million from the year ended December 31, 1993. The increase is the result of additional interest-bearing liabilities from the FN Acquisition, the issuance of the Senior Notes, and the increase in overall market interest rates.

   Interest expense on deposits, including Brokered Deposits, was $101 million for the year ended December 31, 1994, an increase of $46 million from the year ended December 31, 1993. The deposits of approximately $10 billion acquired in the FN Acquisition, net of $1.2 billion in deposits sold in the Illinois Sale, contributed an additional $85 million in interest expense in 1994 and resulted in an increase in the average balance of deposits outstanding from $1.2 billion to $2.6 billion for the years ended December 31, 1993 and 1994, respectively. The deposit liabilities included in the BAC Sale contributed $26 million of interest expense in 1993. The overall weighted average cost of deposits decreased from 4.59% for 1993 to 3.88% for 1994, due principally to the larger volume of lower rate transaction accounts acquired in the FN Acquisition. The FN Acquisition decreased First Nationwide's reliance on Brokered Deposits as a source of funds.

   Interest expense on securities sold under agreements to repurchase and borrowings totalled $99 million for the year ended December 31, 1994, an increase of $79 million from the year ended December 31, 1993. Approximately $55 million of the increase is attributed to liabilities acquired in the FN Acquisition, with an additional $18 million attributable to the FHLB advances which replaced the deposits sold in the Illinois Sale. In addition, the interest expense related to the Senior Notes totalled $6 million in 1994. The average balance of securities sold under agreements to repurchase and borrowings outstanding for the years ended December 31, 1994 and 1993 was $1.5 billion and $394 million, respectively. The weighted average interest rate on these instruments increased to 6.46% in 1994 from 4.91% for 1993, primarily due to the impact of increases in overall market interest rates between December 1993 through the date of the FN Acquisition and continued increasing rates thereafter through year end 1994, as well as the issuance of the Senior Notes.

   Net Interest Income. Net interest income before provision for loan losses was $100 million for the year ended December 31, 1994, an increase of $78 million from the year ended December 31, 1993. The interest rate spread increased to 2.02% in 1994 from .72% in 1993.

   Noninterest Income. Total noninterest income, consisting primarily of mortgage banking, customer banking and management fee income, was $41 million for the year ended December 31, 1994, a decrease of $150 million from the year ended December 31, 1993. Noninterest income in 1993 included gains of $165 million from the sales of branches and loans related to the BAC Sale. After adjusting for these gains, other noninterest income increased $16 million from the year ended December 31, 1993 to December 31, 1994, which represents the net of $25 million additional income related to operations acquired in the FN Acquisition, offset by $9 million of income in 1993 related to the operations included in the BAC Sale.

   Fees and service charges related to mortgage banking operations, principally of loan servicing income and borrower fees, were $10 million for the year ended December 31, 1994, compared to $9 million for the year ended December 31, 1993. This increase is due to the addition of the mortgage banking operations from the FN Acquisition, offset in part by the distribution of FGMH to First Gibraltar Holdings (the then immediate parent of the Bank) in the first quarter of 1993. During 1994, FN Holdings sold $47 million in principally fixed rate single-family mortgage loans originated as part of FN Holdings' ongoing mortgage banking operations.

   Fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $11 million for the year ended December 31, 1994 compared to $3 million for the year ended December 31, 1993. The increase of $8 million is composed of $11 million in income related to retail banking operations acquired in the FN Acquisition, offset in part by $3 million received in 1993 related to the retail banking operations sold in the BAC Sale.

   Management fees, which were recorded as other noninterest income, totalled $13 million for the year ended December 31, 1994, an increase of $5 million over 1993. This increase is due to a $3.5 million increase in disposition and other fees for assets serviced by FGB Realty and $1.5 million in fees related to the shared services and asset servicing contracts with Granite entered into in conjunction with the FN Acquisition.

   Noninterest Expense. Total noninterest expense was $96 million for the year ended December 31, 1994, an increase of $33 million from the year ended December 31, 1993, principally due to increased compensation, occupancy and SAIF deposit insurance premiums, primarily related to the FN Acquisition.

   Total compensation and employee benefits expense was $49 million for the year ended December 31, 1994, an increase of $24 million from the year ended December 31, 1993. This increase of $24 million is composed principally of a $32 million increase attributable to the FN Acquisition, offset in part by $5 million of the expense in 1993 related primarily to operations sold in the BAC Sale.

   Occupancy and equipment expense was $12 million for the year ended December 31, 1994, an increase of $7 million from the year ended December 31, 1993. This increase of $7 million is comprised principally of $9 million due to the FN Acquisition, offset in part by $2 million of the expense represented by operations sold in the BAC Sale.

   Extraordinary Item. First Nationwide had a net gain on the early extinguishment of FHLB advances of $1.4 million during the year ended December 31, 1994. Such gain resulted from the prepayment of $95.2 million in FHLB advances.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

   During the years ended December 31, 1995, 1994 and 1993, FN Holdings recorded income tax (benefit) expense, excluding the tax effects associated with extraordinary items in 1995 and 1994, of $(57.2) million, $2.6 million, and $2.5 million, respectively. The Company's effective tax rates were (47)%, 8%, and 2%, in 1995, 1994 and 1993, respectively. The Company's federal income statutory tax rate was 35% in 1995, 1994, and 1993. The difference between effective and statutory rates was primarily the result of offsetting certain deductions and losses with the receipt by the Bank of non-taxable FSLIC/RF assistance payments and, in 1995, the recognition of a deferred tax benefit totalling $69 million. The non-taxable portions of the FSLIC/RF assistance payments decreased to $5 million in 1995 from $9 million in 1994. During 1995, First Nationwide used the experience method for purposes of calculating its tax bad debt reserve.

   The Bank, FN Holdings and Mafco Holdings are parties to the Tax Sharing Agreement effective as of January 1, 1994, pursuant to which (i) the Bank will pay to FN Holdings amounts equal to the taxes that the Bank would be required to pay if it were to file a return separately from the affiliated group of which Mafco Holdings is the common parent (the "Mafco Group") and
(ii) FN Holdings will pay to Mafco Holdings amounts equal to the taxes that FN Holdings would be required to pay if it were to file a consolidated return on behalf of itself and the Bank separately from the Mafco Group. The Tax Sharing Agreement allows the Bank to take into account, in determining its liability to FN Holdings, any net operating loss carryovers that it would have been entitled to utilize if it had filed separate returns for each year since the formation of the Bank. The Tax Sharing Agreement also allows FN Holdings to take into account, in determining its liability to Mafco Holdings, any net operating losses that it would have been entitled to utilize if it had filed a consolidated return on behalf of itself and the Bank for each year since the formation of the Bank. Accordingly, pursuant to the Tax Sharing Agreement, the benefits of any net operating losses generated by the Bank since its formation are retained by the Bank and FN Holdings.

   The Bank has generated significant federal income tax net operating losses since it was organized in December 1988. This is due, in part, to the fact that under applicable federal income tax law, the financial assistance received by the Bank pursuant to the Assistance Agreement was excluded from the taxable income of the Bank. In addition to such tax-free financial assistance, the Bank has been entitled to its normal operating deductions, including interest expense and certain losses relating to its loan portfolio. As a result, the Bank generated significant net operating losses for federal income tax purposes even though its operations were profitable. Furthermore, under the reorganization provisions of the Code, the Bank succeeded to certain net operating loss carryovers of the Texas Closed Banks.

   At December 31, 1995, if FN Holdings would have filed a consolidated tax return on behalf of itself (as common parent) and First Nationwide for each year since the formation of First Nationwide, it would have had approximately $2.6 billion of regular tax net operating losses and approximately $992 million of AMT net operating losses, both of which could have been utilized by FN Holdings. If such tax returns had been filed, a portion of such losses would expire in the year 2002 and thereafter and would fully expire in 2007. Under applicable tax law, only 90% of a corporation's alternative minimum taxable income may be offset by carryovers from other years. Thus, 10% of the alternative minimum taxable income earned by FN Holdings in the current period will be subject to federal income tax at an effective rate of 20%. For the year ended December 31, 1995, this resulted in federal income tax benefit, including the tax effects associated with extraordinary items, of $68.7 million. Included in federal income tax benefit for the year ended December 31, 1995 was the recognition of a $69 million deferred tax benefit in the fourth quarter of 1995 and an adjustment reducing prior years' tax expense by $1.7 million. It is not anticipated that FN Holdings' liability for alternative minimum tax under the Tax Sharing Agreement will be significant. Accordingly, it is expected that under the Tax Sharing Agreement, the Bank and FN Holdings will be able to eliminate a significant portion of the amounts that they otherwise would be required to pay to FN Holdings and Mafco Holdings, respectively, in respect of federal income tax and, accordingly, it is not expected that the Bank or FN Holdings will record significant amounts of federal income tax expense as members of the Mafco Group. Payments made by FN Holdings under the Tax Sharing Agreement with the Mafco Group during the year ended December 31, 1995 totalled $3.1 million. There were no such payments in 1994.

TAXATION OF THE BANK

   Under current law, the Bank qualifies as domestic building and loan association for federal income tax purposes. Accordingly, the Bank is entitled to take its bad debts into account using the reserve method of accounting under Section 593 of the Code. The Bank determines the amount of the appropriate addition to its bad debt reserves based on the experience method of accounting of Section 593(b)(3), which is described in Section 585(b)(2) of the Code, rather than on the percentage of taxable income method described in Section 593(b)(2) of the Code.

   In 1995, Congress passed a tax bill that, if enacted, would have repealed
Section 593 of the Code. The President has vetoed this tax bill. Such veto, however, was based upon issues unrelated to those provisions dealing with the repeal of Section 593 of the Code. In addition, the President's proposed tax legislation also includes a provision repealing Section 593 of the Code which was substantially similar to the tax legislation proposed by Congress. If the tax legislation is ultimately enacted that includes the repeal of Section 593 of the Code, the reserve method of accounting for bad debts would not be available to the Bank. Rather, the Bank generally would be required to take its bad debts into account using the specific charge-off method. Pursuant to the specific charge-off method, the Bank would be entitled to take its bad debts into account in the taxable year during which such debts become wholly or partially worthless. The repeal of Section 593 of the Code also would require a domestic building and loan association, such as the Bank, to recapture a certain portion of its bad debt reserve into income under certain circumstances and, accordingly, could cause First Nationwide to make payments to FN Holdings under the Tax Sharing Agreement. As a result, FN Holdings may be required to make payments to Mafco Holdings under the Tax Sharing Agreement if FN Holdings has insufficient expenses and losses to offset such income. As of December 31, 1995, the Bank had tax bad debt reserves totalling $187 million, all of which had been provided for in deferred tax liabilities. The Bank does not expect to generate substantial amounts of federal taxable income (after taking into account its net operating loss carryovers) from any recapture of the Bank's bad debt reserve. Accordingly, the enactment of the proposed tax legislation and the repeal of the reserve method of accounting for bad debts are not expected to have a material adverse effect on the Bank.

TAX EFFECTS OF DIVIDEND PAYMENTS BY THE BANK

   Dividend distributions made to FN Holdings, as the sole owner of the Bank's common stock, and to holders of the Bank Preferred Stock, in each case in excess of the Bank's accumulated earnings and profits, as well as any distributions in dissolution or in redemption or liquidation of stock, may cause the Bank to recognize a portion of its tax bad debt reserves as income, and accordingly, could cause the Bank to make payments to FN Holdings under the Tax Sharing Agreement. As a result, FN Holdings may be required to make payments to Mafco Holdings under the Tax Sharing Agreement if FN Holdings has insufficient expenses and losses to offset such income. First Nationwide does not expect to generate substantial amounts of federal taxable income (after taking into account its net operating loss carryovers) from any recapture of its bad debt reserve. Accordingly, the recapture of its bad debt reserve as a result of distributions to stockholders, or of the redemption of stock, would not be expected to have a material adverse effect on First Nationwide.

PROVISION FOR LOAN LOSSES

   The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $37 million, $6 million and $1 million for the years ended December 31, 1995, 1994 and 1993, respectively. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries). See "--General--Accounting Changes." The increase in the provision for losses in 1995 over 1994 is due to the increased loan production activity (primarily single-family residential) and loans acquired through acquisitions in 1995 compared to 1994.

   A significant portion of the Company's loans are secured by real estate located within California. Accordingly, the ultimate collectibility of those loans is susceptible to changes in the economic conditions in such region. Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current prospective economic conditions, and the remaining available balance under the Put Agreement.

   Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require further provisions in the future.

ASSET AND LIABILITY MANAGEMENT

   Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, securities sold under agreements to repurchase and FHLB advances, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. A key element of banking is the monitoring and management of liquidity risk and interest rate risk. The process of planning and controlling asset and liability mixes, volumes and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize the net interest yield within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning.

   FN Holdings, through the Bank, actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations. The Bank measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities which best match interest rate changes in the loan and investment portfolios. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, First Nationwide has continued its emphasis on the origination of ARM products for its portfolio. Where possible, the Bank seeks to originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. In general, most of the fixed rate real estate loans originated have been sold in the secondary market and substantially all of the ARMs originated prior to September 30, 1995 have been retained for the investment portfolio. Subsequent to September 30, 1995, however, all of the ARMs originated were sold in the secondary market in anticipation of the SFFed Acquisition. At December 31, 1995, approximately 83% of the Company's real estate loan portfolio consisted of ARMs.

   ARMs have from time to time been offered with low initial interest rates as marketing inducements. In addition, most ARMs are also subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate significantly below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. Certain ARMs now offered by First Nationwide have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the unpaid principal balance through negative amortization. From the lender's perspective, these loans respond most quickly to rate changes because interest accruals immediately reflect the loans as though they were fully indexed. In general, the closer the interest rate on a portfolio of ARMs is to the ultimate contractual margin over market rates, the more sensitive the portfolio yield is to changes in market interest rates.

   As a result of the FN Acquisition, the Bank acquired the rights and assumed the obligations of Old FN under certain interest rate swap agreements. Under the terms of these agreements, the Bank pays the variable rate based on LIBOR and receives fixed rates. During 1995 and 1994, the Bank's interest margin decreased by $12.9 million and $4.2 million, respectively, as a result of these interest rate swap agreements, largely due to the amortization of the premium assigned to these agreements in the FN Acquisition.

   One of the most important sources of a financial institution's net income is net interest income which is the difference between the combined yield earned on interest-earning assets and the combined rate paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

   A traditional measure of interest-rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within the same period. A gap is considered positive when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities, while the opposite results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income, while the opposite would tend to occur in a period of falling rates.

   The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), and the impact of interest rate swap agreements as of December 31, 1995. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. FN Holdings' estimated interest rate sensitivity gap at December 31, 1995 is as follows:

                                                             MATURITY/RATE SENSITIVITY
                                                    ------------------------------------------
                                                     WITHIN 1                OVER 5
                                                       YEAR     1-5 YEARS    YEARS      TOTAL
                                                    ---------  ----------  --------   --------
                                                               (DOLLARS IN MILLIONS)
INTEREST-EARNING ASSETS
Securities to be held to maturity and cash (1) (2)    $   159    $    --     $   --    $   159
Mortgage-backed securities held to maturity (1)  ..     1,522          1          2      1,525
Loans and securities held for sale, net (3)  ......     3,029         --         --      3,029
Loans receivable, net (1)(4) ......................     7,675        556        639      8,870
Covered Assets, net (5) ...........................        39         --         --         39
Investment in FHLB ................................       110         --         --        110
                                                     --------   --------   --------   --------
    Total interest-earning assets .................    12,534        557        641     13,732
Noninterest-earning assets ........................        --         --        914        914
                                                     --------   --------   --------   --------
                                                      $12,534    $   557     $1,555    $14,646
                                                     ========   ========   ========   ========
INTEREST-BEARING LIABILITIES
Deposits (6) ......................................   $ 8,436    $ 1,759     $   47    $10,242
Securities sold under agreements to repurchase (1)        719        250          -        969
FHLB advances (1) .................................     1,712        325          2      2,039
Other borrowings (1) ..............................        57          3        290        350
                                                     --------   --------   --------   --------
    Total interest-bearing liabilities ............    10,924      2,337        339     13,600
Noninterest-bearing liabilities ...................        --         --        283        283
Minority interest .................................        --         --        301        301
Stockholders' equity ..............................        --         --        462        462
                                                     --------   --------   --------   --------
                                                      $10,924    $ 2,337     $1,385    $14,646
                                                     ========   ========   ========   ========
Gap before interest rate swap agreements  .........   $ 1,610    $(1,780)    $  302    $   132
Interest rate swap agreements (7) .................      (400)       400         --          0
Gap adjusted for interest rate swap agreements  ...     1,210     (1,380)       302        132
Cumulative gap ....................................     1,210       (170)       132        132
Gap as a percentage of total assets ...............       8.3%      (9.4%)      2.1%       1.0%
Cumulative gap as a percentage of total assets  ...       8.3%      (1.1%)      1.0%       1.0%

- ------------

   (1) Based upon: (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of December 31, 1995. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from FN Holdings' prepayment estimates.

   (2) Consists of $32 million of interest-bearing deposits in other banks, $125 million of short-term investment securities and $2 million of securities held to maturity.

   (3) As loans held and securities available for sale may be sold within one year, they are considered to be maturing within one year.

   (4) Excludes allowance for loan losses of $210.5 million and nonaccrual loans of $171.5 million.

   (5) Covered Assets generally reprice quarterly according to the change in TCOF, the composite cost of funds for thrift institutions in Texas. Because TCOF is generally reported on a quarterly basis, the Covered Assets are included within the one year time frame in this table.

   (6) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

   (7) Agreements with a notional amount of $500 million and $250 million maturing in April and September 1996, respectively, have no impact within the time periods presented.

   At December 31, 1995, interest-earning assets of First Nationwide exceeded interest-bearing liabilities by approximately $132 million.

   The maturity/rate sensitivity analysis is a static view of the balance sheet with assets and liabilities grouped into certain defined time periods, and thus only partially depicts the dynamics of the Company's sensitivity to interest rate changes. Being at a point in time, this analysis may not fully describe the complexity of relationships between product features and pricing, market rates and future management of the balance sheet mix. The Company utilizes computer modeling, under various interest rate scenarios, to provide a dynamic view of the effects of the changes in rates, spreads, and yield curve shifts on net interest income.

   The Company's risk management policies are established by the Asset/Liability Management Committee ("ALCO") of the Bank. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and market value of portfolio equity to measure the stability of earnings, management of liquidity to provide adequate funding, and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations. At least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements.

   On November 15, 1995, the FASB issued the Special Report. On December 29, 1995, FN Holdings reclassified substantially all of its securities and mortgage-backed securities from held to maturity to available for sale. The impact on the gap schedule of reclassifying securities from the held-to-maturity portfolio to the available-for-sale portfolio is to shorten the maturity and interest rate sensitivity of such assets. See "--General--Accounting Changes."

LIQUIDITY

   The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. government and other specified securities to deposits and borrowings due within one year. The OTS has currently established a minimum liquidity requirement of 5%. First Nationwide's liquidity ratio was 5.46% and 5.62% at December 31, 1995 and 1994, respectively.

   A major source of the Bank's funding is expected to be the Bank's retail deposit branch network, which management believes will provide a substantial portion of its long-term liquidity needs. The ability of First Nationwide to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Bank also obtains funds from the repayment and maturities of loans and mortgage-backed securities, and from the disposition of primarily Covered Assets (including assistance payments from the FSLIC/RF), while additional funds can be obtained from a variety of sources including customer and Brokered Deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will be secondary sources of funding, and management expects there to be adequate collateral for such funding requirements. The FN Acquisition decreased the Bank's reliance on Brokered Deposits as a source of funds.

   The Bank's primary uses of funds are the origination or purchase of loans, the funding of the Bank's maturing certificates of deposit and demand deposit withdrawals, and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending December 31, 1996 total $4.9 billion. The Bank may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to shrink the balance sheet. In addition, at December 31, 1995, the Bank had FHLB advances and other borrowings of $1.5 billion maturing within twelve months. The Bank may elect to pay off such debt or to replace borrowings with additional FHLB advances or other borrowings at prevailing rates.

   The Bank has entered into various contracts in connection with the Branch Sales and the Home Federal Acquisition. The Bank currently has sufficient borrowing capacity to fund these transactions. This additional funding may take the form of additional borrowings under reverse repurchase agreements, additional advances from the FHLB, or increased cash raised through the remaining retail deposit network. The Bank expects to finance the Home Federal Acquisition with existing cash and, if necessary, proceeds from additional borrowings. Net cash flow from operations, together with these additional funding sources, is expected to be adequate to maintain liquidity above the required levels.

   During 1994, First Nationwide issued 3,007,300 shares of the Preferred Stock. Cash dividends on the Preferred Stock are noncumulative and are payable at an annual rate of 11 1/2 % if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Preferred Stock dividends totalling $34.6 million were declared and paid during 1995.

   During 1995, the FSLIC/RF purchased substantially all of the remaining Covered Assets at the fair market value of such assets in the FDIC Purchase. Any losses sustained by First Nationwide from this directed purchase were reimbursed under the Capital Loss Coverage provision of the Assistance Agreement. Proceeds from this transaction were reinvested in the normal course of business. As a result of the FDIC Purchase, the Bank's reliance on dispositions of Covered Assets as a source of funds was substantially eliminated.

   In the FN Acquisition, the Bank assumed $92.1 million of Old FN's Subordinated Debentures which have an annual interest rate of 10% and an annual interest cost of $9.2 million. In the SFFed Acquisition, First Nationwide assumed $50 million of the SFFed Notes which have an annual interest rate of 11.20% and an annual interest cost of $5.6 million.

   The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements in the foreseeable future. In addition to cash and cash equivalents of $312.6 million at December 31, 1995, the Bank has substantial additional secured borrowing capacity with the FHLB and other sources.

   Net cash used in operating activities for the year ended December 31, 1995 totalled $430 million, an increase of $393 million from the year ended December 31, 1994. The increase is principally due to the increase in loans held for sale due to the additional production capacity from the Maryland Acquisition and the LMUSA 1995 Purchase.

   Net cash used in operating activities for the year ended December 31, 1994 totalled $37.2 million, a decrease of $5.3 million from the year ended December 31, 1993.

   Net cash provided by investing activities for the year ended December 31, 1995 totalled $1.7 billion, an increase of $1.7 billion from the year ended December 31, 1994. Cash flows provided by investing activities included $272 million from the FDIC Purchase and other dispositions of the Covered Assets, principal payments on mortgage-backed securities totalling $571 million and proceeds from maturities of securities of $344 million. Proceeds from sales of loans receivable, including loans sold to Granite pursuant to the Put Agreement of $199.5 million, totalled $431 million. Redemptions of FHLB stock provided $26 million, and proceeds from sales of foreclosed real estate provided $71 million. Proceeds from the Branch Purchases provided $501 million. Cash flows used in investing activities included $215 million for the Maryland Acquisition and LMUSA 1995 Purchase, purchases of securities of $158 million, purchases of $20 million in mortgage-backed securities, a net increase in loans receivable of $86 million, and purchases of office premises and equipment of $15 million.

   Net cash used in investing activities for the year ended December 31, 1994 totalled $1 million, a decrease of $3.6 billion from the year ended December 31, 1993. The decrease was due largely to the purchase of securities totalling $3.5 billion in early 1993 from proceeds obtained from prior year sales of loans and mortgage-backed securities in preparation for the BAC Sale. Funds used in the FN Acquisition totalled $527 million, representing the purchase price paid at closing of $715 million, less cash and cash equivalents acquired of $188 million. Other uses included purchases of securities during 1994 of $158 million, purchases of $64 million in mortgage-backed securities, and a net $69 million increase in loans receivable. Funds provided by investing activities included a $280 million decline in Covered Assets resulting from dispositions, principal payments on mortgage-backed securities totalling $178 million and proceeds from maturities of securities of $109 million. Proceeds from sales of loans receivable, including loans sold to Granite pursuant to the Put Agreement of $104 million, totalled $155 million. Proceeds from the Illinois Sale provided $31 million, redemptions of FHLB stock provided $28 million, and proceeds from sales of foreclosed real estate provided $26 million.

   Net cash used in financing activities for the year ended December 31, 1995 totalled $1.2 billion. Principal payments on borrowings totalled $6.9 billion and the net decrease in securities sold under agreements to repurchase totalled $913 million. Cash flows provided by financing activities included increases in deposits (other than the Branch Purchases) of $543 million and additional borrowings of $6.2 billion. Additionally, dividends on and redemptions of the Company's class C common stock were $29 million and $61 million, respectively.

   Net cash provided by financing activities for the year ended December 31, 1994 totalled $183 million. The issuance of the Bank Preferred Stock, class C common stock and the Senior Notes in connection with the FN Acquisition provided $289 million, approximately $210 million and approximately $190 million, respectively. These funds were partially offset by an overall net decrease in borrowings and securities sold under agreements to repurchase of $232 million. Additionally, deposits decreased $84 million as Brokered Deposits were allowed to mature.

   FN Holdings' primary source of cash to pay the interest on and principal of the Senior Notes and the Senior Sub Notes is expected to be distributions from the Bank. The annual interest on the Senior Notes is $24.5 million, and the annual interest on the Senior Sub Notes is $12.8 million.

   The terms of the Preferred Stock provide that the Bank may not declare or pay any dividends or other distributions (other than in shares of common stock of the Bank or other Junior Stock) with respect to any Junior Stock or redeem or set apart funds for the redemption of any Junior Stock (including the common stock held by FN Holdings) through a sinking fund or otherwise, unless and until (i) the Bank has paid full dividends on the Preferred Stock for the four most recent dividend periods or funds have been paid over to the dividend disbursing agent of the Bank for payment of such dividends, and (ii) the Bank has declared a cash dividend on the Preferred Stock at the annual dividend rate for the current dividend period, and sufficient funds have been paid over to the dividend disbursing agent of the Bank for the payment of a cash dividend for such current dividend period.

   FN Holdings currently anticipates that, in order to pay the principal amount of the Senior Notes or the Senior Sub Notes upon the occurrence of an Event of Default, (as defined in the Senior Notes Indenture and the Senior Sub Notes Indenture, as the case may be) or to redeem or repurchase the Senior Notes or the Senior Sub Notes upon a Change of Control Call Event (as defined in the Senior Notes Indenture or the Senior Sub Notes Indenture) or a Change of Control Put Event (as defined in the Senior Notes Indenture or the Senior Sub Notes Indenture, respectively) or, in the event that earnings from the Bank are not sufficient to make distributions to FN Holdings to enable it to pay the principal amount of the Senior Notes at maturity, FN Holdings may be required to adopt one or more alternatives, such as borrowing funds, selling its equity securities or equity securities or assets of the Bank, or seeking capital contributions or loans from its affiliates. None of the affiliates of FN Holdings will be required to make any capital contributions or other payments to FN Holdings with respect to FN Holdings' obligations on the Senior Notes or the Senior Sub Notes. There can be no assurance that any of the foregoing actions could be affected on satisfactory terms, that any of the foregoing actions would enable FN Holdings to pay the principal amount of the Senior Notes or the Senior Sub Notes or that any of such actions would be permitted by the terms of the Senior Notes Indenture or the Senior Sub Notes Indenture or any other debt instruments of FN Holdings or FN Holdings' subsidiaries then in effect, by the terms of the Preferred Stock or under federal thrift laws.

   FN Holdings expects that a substantial portion of any net earnings generated by the Bank, including net earnings generated as a result of sales of assets or deposits, that is not needed in its operations or to expand its business in the West Coast region, will, subject to regulatory limitations, be distributed to FN Holdings. Subject to the terms of the Senior Notes Indenture and Senior Sub Notes Indenture, FN Holdings expects that net earnings generated by the Bank and distributed to FN Holdings will be distributed by FN Holdings to Holdings or loaned to MacAndrews & Forbes or its affiliates. FN Holdings is unconditionally required by its charter or by contract to apply all dividends and other distributions received by FN Holdings from the Bank (less an amount necessary to service the Senior Sub Notes and the Senior Notes) as follows: (i) FN Holdings must dividend to Holdings the maximum amount permitted under the terms of the Senior Notes Indenture and Senior Sub Notes Indenture, and (ii) the remainder of all such dividends and distributions received by FN Holdings must be lent to an affiliate of FN Holdings on a subordinated basis on terms complying with and subject to the conditions set forth in the Senior Notes Indenture and Senior Sub Notes Indenture. Accordingly, FN Holdings expects that any such excess net earnings would not be available to FN Holdings or the Bank. The Senior Notes Indenture and Senior Sub Notes Indenture generally limit distributions (and other Restricted Payments (as defined in the Senior Notes Indenture and Senior Sub Notes Indenture)) to 75% of the consolidated net income of FN Holdings and require, among other things, that in order for FN Holdings to distribute any cash to Holdings or otherwise make any Restricted Payment, the Bank must be "well capitalized" under applicable OTS regulations and the Consolidated Common Shareholders' Equity (as defined in the Senior Notes Indenture and Senior Sub Notes Indenture) of the Bank must be at least the Minimum Common Equity Amount (as defined in the Senior Notes Indenture and Senior Sub Notes Indenture). The ability of FN Holdings to loan funds to its affiliates is subject to the requirement that the Consolidated Common Shareholders' Equity of the Bank be at least the Minimum Common Equity Amount, and that the terms of any such loan be in writing and on terms that would be obtainable in arm's length dealings, and in certain cases, to the additional requirement that the loan be approved by a majority of disinterested directors. Subject to such restrictions, such loans may consist of any and all funds available to FN Holdings whether or not such funds may be distributed (or otherwise paid as a Restricted Payment) pursuant to the terms of the Senior Notes Indenture or Senior Sub Notes Indenture. FN Holdings anticipates that affiliate loans required to be made by FN Holdings pursuant to its charter will be made pursuant to a revolving credit facility. See "Certain Relationships and Related Transactions--Loans to Affiliate."

   The terms and conditions of the Senior Notes Indenture and Senior Sub Notes Indenture impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, engage in a business other than holding the common stock of the Bank, make acquisitions, create liens, sell assets and make certain investments. FN Holdings' ability to comply with the foregoing provisions can be affected by events beyond FN Holdings' control. The breach of any of these covenants could result in a default under one or more of the debt instruments of FN Holdings. In the event of a default under any indebtedness of FN Holdings or FN Holdings' subsidiaries, the holders of such indebtedness could elect to declare all amounts outstanding under their respective debt instruments to be due and payable. Any such declaration under a debt instrument of FN Holdings or FN Holdings' subsidiaries is likely to result in an event of default under one or more of the other debt instruments of FN Holdings or FN Holdings' subsidiaries. If indebtedness of FN Holdings or FN Holdings' subsidiaries were to be accelerated, there could be no assurance that the assets of FN Holdings or FN Holdings' subsidiaries, as the case may be, would be sufficient to repay in full borrowings under all of such debt instruments, including the Senior Notes and the Senior Sub Notes. See "Business--Sources of Funds--Subordinated Debentures," "Business--Source of Funds--Senior Notes" and "Business--Source of Funds--Senior Sub Notes."

IMPACT OF INFLATION AND CHANGING PRICES

   The business of FN Holdings and First Nationwide is generally not affected by inflation in the short run, but may be affected by inflation in the long run. Prevailing interest rates have a more significant impact on the Company's performance than does the general level of inflation. While interest rates may bear some relationship to the general level of inflation (particularly in the long run), over short periods of time interest rates may not necessarily move in the same direction or change in the same magnitude as the general level of inflation.

NON-PERFORMING ASSETS

   Pursuant to SFAS No. 114, as amended by SFAS No. 118, effective January 1, 1995, loans collectively reviewed for impairment by the Company include all single-family loans, and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process. The adoption of SFAS No. 114, as amended by SFAS No. 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment is consistent with methods prescribed in these standards. See "--General Accounting Changes."

   The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any insignificant delay (i.e., 60 days or less) or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans which exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans, which represents substantially all of the Company's loan portfolio, on the fair value of the loan's collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

   At December 31, 1995, the carrying value of loans that are considered to be impaired under SFAS No. 114 totalled $125.4 million (of which $29.6 million were on nonaccrual status).

   The following table presents the amounts, net of purchase accounting adjustments, of the Company's nonaccrual loans, foreclosed real estate, troubled debt restructurings, and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.

                                          DECEMBER 31, 1995                         DECEMBER 31, 1994
                              ----------------------------------------  ----------------------------------------
                               NONACCRUAL    IMPAIRED    RESTRUCTURED    NONACCRUAL    IMPAIRED    RESTRUCTURED
                              ------------  ----------  --------------  ------------  ----------  --------------
                                                                 (IN MILLIONS)
Real Estate:
  1-4 unit residential ......      $136         $ --          $  8           $133         $--           $ 19
  5+ unit residential .......        23           73           147             24          --            204
  Commercial and other ......         9           52            79             11          --            110
  Land ......................        --           --            --              7          --             --
  Construction ..............        --           --            --              2          --             --
                                 ------       ------        ------         ------      ------         ------
   Total real estate ........       168          125           234            177          --            333
Non-real estate .............         3           --            --              4          --             --
                                 ------       ------        ------         ------      ------         ------
   Total loans ..............       171         $125(a)       $234(b)         181         $--           $333(b)
                                              ======        ======                     ======         ======
Foreclosed real estate, net          49                                        37
                                 ------                                    ------
   Total non-performing
    assets ..................      $220                                      $218
                                 ======                                    ======

- ------------

   (a) Includes $29.6 million of loans on nonaccrual status and $31.9 million of loans classified as troubled debt restructurings.

   (b) Includes nonaccrual loans of $1.2 million and $10 million at December 31, 1995 and 1994, respectively. At December 31, 1995, $1.1 million of these nonaccrual, troubled debt restructurings were also considered impaired under SFAS No. 114.

   There were no accruing loans contractually past due 90 days or more at December 31, 1995 or 1994.
The Company's non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments, and foreclosed real estate, net, increased slightly to $220 million at December 31, 1995, compared with $218 million at December 31, 1994. Non-performing assets as a percentage of the Bank's total assets also increased slightly to 1.50% at December 31, 1995, from 1.49% of total assets at December 31, 1994. During 1995, $199.5 million of assets were sold to Granite under the Put Agreement, leaving a remaining available balance under the Put Agreement of $112.4 million. Of the $220.1 million in non-performing assets at December 31, 1995, approximately $13.5 million were eligible to be sold to Granite pursuant to the Put Agreement.

   FN Holdings, through First Nationwide, continuously manages its credit risk by assessing the current and estimated future performance of the real estate markets in which it operates. The Bank continues to place a high degree of emphasis on the management of its asset portfolio. First Nationwide has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. These three functions are charged with the responsibility of reducing the risk profile within the residential, commercial and multi-family asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Bank's portfolio management strategy and regulatory requirements. In addition to these asset management functions, First Nationwide has a specialized credit risk management group that is charged with development of credit policies and performing credit risk analyses for all asset portfolios.

   The following table presents non-performing real estate assets by geographic region of the country as of December 31, 1995:

                                                      TOTAL
                    NONACCRUAL      FORECLOSED    NON-PERFORMING
                   REAL ESTATE     REAL ESTATE,    REAL ESTATE      GEOGRAPHIC
                  LOANS, NET (2)     NET (2)          ASSETS       CONCENTRATION
                 --------------  --------------  --------------  ---------------
                                       (DOLLARS IN MILLIONS)
Region:
  Northeast (1)        $ 46            $11             $ 57             26.3%
  California ...         75             35              110             50.7
  Other regions          47              3               50             23.0
                     ------         ------           ------           ------
   Total .......       $168            $49             $217            100.0%
                     ======         ======           ======           ======

- ------------

   (1) Includes Connecticut, Massachusetts, Maine, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

   (2) Net of purchase accounting adjustments.

   The level of non-performing assets is directly affected by economic conditions throughout the country. The following table indicates nonaccrual real estate loans, net of purchase accounting adjustments, by collateral type and state concentration as of December 31, 1995:


                        1-4 UNIT              5+ UNIT            COMMERCIAL           TOTAL
                       RESIDENTIAL          RESIDENTIAL           AND OTHER        NONACCRUAL
                   -------------------  -------------------  -------------------   REAL ESTATE      % OF
       STATE        VARIABLE    FIXED    VARIABLE    FIXED    VARIABLE    FIXED       LOANS        TOTAL
- -----------------  ----------  -------  ----------  -------  ----------  -------   -----------     -----
                                                    (DOLLARS IN MILLIONS)
California .......     $ 53       $ 4       $10        $ 1       $ 7         --        $ 75        44.64%
New York .........       27         2         1          1        --         --          31         18.45
Ohio .............        3         2         2          4        --         --          11          6.55
Hawaii ...........       10         1        --         --        --         --          11          6.55
New Jersey .......        7         2        --         --        --         --           9          5.36
Illinois .........        2         1        --          3         1         --           7          4.17
Florida ..........        2         3        --         --         1         --           6          3.57
Pennsylvania .....        2        --        --          1        --         --           3          1.79
Connecticut ......        2        --        --         --        --         --           2          1.19
Massachusetts  ...        1         1        --         --        --         --           2          1.19
Other states (1)          8         3        --         --        --         --          11          6.54
                     ------    ------    ------     ------    ------     ------      ------        ------
 Total ...........     $117       $19       $13        $10       $ 9        $--        $168        100.00%
                     ------    ------    ------     ------    ------     ------      ------        ------

- ------------

   (1) There are 27 states, Puerto Rico, and the District of Columbia, of which no one state had nonaccrual loans in excess of 1% of the total.

   At December 31, 1995, First Nationwide's largest non-performing asset was approximately $6.3 million, and it had approximately nine non-performing assets over $2 million in size with balances averaging approximately $3.6 million. First Nationwide has approximately 1,750 non-performing assets below $2 million in size, including approximately 1,600 non-performing 1-4 unit residential assets.

   The following table indicates outstanding balances of troubled debt restructured loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 1995:

                       1-4 UNIT              5+ UNIT            COMMERCIAL           TOTAL
                      RESIDENTIAL          RESIDENTIAL           AND OTHER          TROUBLED
                  -------------------  -------------------  -------------------       DEBT          % OF
      STATE        VARIABLE    FIXED    VARIABLE    FIXED    VARIABLE    FIXED    RESTRUCTURED     TOTAL
- ----------------  ----------  -------  ----------  -------  ----------  -------  --------------   -------
                                                    (DOLLARS IN MILLIONS)
California ......     $ 1        $ 5       $29        $ 5       $19        $23         $ 82         35.04%
New York ........      --          1         3         35        --         22           61         26.07
New Jersey ......      --         --        16          2        --         --           18          7.69
Pennsylvania  ...      --         --        17          1        --         --           18          7.69
Florida .........      --         --         4          1         8         --           13          5.56
Missouri ........      --         --         1          3         5         --            9          3.85
Georgia .........      --         --        --          6        --         --            6          2.56
Texas ...........      --         --         2          4        --         --            6          2.56
Other states (1)       --          1         4         14         1          1           21          8.98
                   ------     ------    ------     ------    ------     ------       ------        ------
 Total ..........     $ 1        $ 7       $76        $71       $33        $46         $234        100.00%
                   ======     ======    ======     ======    ======     ======       ======        ======

- ------------

   (1) There are 12 states of which no one state had troubled debt restructured loans in excess of 2% of the total.

   The following table indicates outstanding balances of impaired loans, net of purchase accounting adjustments, by collateral type, interest rate type and state concentration as of December 31, 1995:

                        5+ UNIT            COMMERCIAL
                      RESIDENTIAL           AND OTHER
                  -------------------  -------------------    TOTAL        % OF
                   VARIABLE    FIXED    VARIABLE    FIXED    IMPAIRED     TOTAL
                  ----------  -------  ----------  -------  ----------   -------
                            (DOLLARS IN MILLIONS)
California ......     $29        $ 3       $38        $10       $ 80       64.00%
New York ........       4         12         1         --         17       13.60
Georgia .........      --          6        --         --          6        4.80
Ohio ............       2          4        --         --          6        4.80
Arizona .........       1          3        --         --          4        3.20
Illinois ........      --          4         1         --          5        4.00
Other states (1)        2          3         1          1          7        5.60
                   ------     ------    ------     ------     ------      ------
 Total ..........     $38        $35       $41        $11       $125      100.00%
                   ======     ======    ======     ======     ======      ======

- ------------

   (1) There are 8 states of which no one state had impaired loans in excess of 1.5% of the total.

   A summary of the activity in the allowance for loan losses by loan type is as follows for the years ended December 31, 1995 and 1994:

                                                         5+ UNIT
                                                       RESIDENTIAL
                                         1-4 UNIT     AND COMMERCIAL   CONSUMER
                                        RESIDENTIAL    REAL ESTATE     AND OTHER    TOTAL
                                       -------------  --------------  -----------  --------
                                                           (IN MILLIONS)
Balance--December 31, 1993 ...........     $    2          $   --        $   --      $    2
  Purchases-FN Acquisition ...........        108              84            10         202
  Provision for loan losses ..........          3               3            --           6
  Charge-offs ........................         (4)             (4)           (1)         (9)
  Recoveries .........................          2              --            --           2
                                           ------          ------        ------      ------
Balance--December 31, 1994 ...........        111              83             9         203
  Provision for loan losses ..........         31               3             3          37
  Charge-offs ........................        (27)             (1)           (5)        (33)
  Recoveries .........................          1              --             2           3
                                           ------          ------        ------      ------
Balance--December 31, 1995 ...........     $  116          $   85        $    9      $  210
                                           ======          ======        ======      ======
Ratio of allowance for loan losses to
 non-performing loans:
   December 31, 1993 .................      100.0%           --            --          18.2%
                                           ======          ======        ======      ======
   December 31, 1994 .................       83.5%          188.6%        225.0%      112.2%
                                           ======          ======        ======      ======
   December 31, 1995 .................       85.3%          261.9%        290.0%      122.7%
                                           ======          ======        ======      ======

   For additional discussion on the non-performing assets of the Company, see "Business--Non-performing Assets."

CAPITAL RESOURCES

   OTS capital regulations require savings banks to satisfy three minimum capital requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an institution's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less most intangible assets. An institution's ratio of core capital to adjusted total assets (the "core capital ratio") must be at least 3%. Core capital generally is the sum of tangible capital plus certain qualifying intangibles. Under the risk-based capital requirement, a savings bank must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which includes the credit risk equivalent of certain off-balance sheet items). Supplementary capital, which may not exceed 100% of core capital for purposes of the risk-based requirements, includes, among other things, certain permanent capital instruments such as qualifying cumulative perpetual preferred stock, as well as some forms of maturing capital instruments, such as qualifying subordinated debt. These capital requirements are applicable to the Bank but not to FN Holdings. See "Regulation--Regulation of the Bank--Regulatory Capital Requirements."

   At December 31, 1995, the Bank's total regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.84%, 5.84% and 11.34%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of December 31, 1995:

                                                      TANGIBLE      CORE      RISK-BASED
                                                       CAPITAL     CAPITAL      CAPITAL
                                                     ----------  ----------  ------------
                                                             (DOLLARS IN THOUSANDS)
Stockholders' equity of the Bank at December 31,
 1995 ..............................................   $959,885    $959,885    $  959,885
Unrealized holding gain on securities available for
 sale, net .........................................    (63,512)    (63,512)      (63,512)
Non-qualifying loan-servicing rights ...............    (24,136)    (24,136)      (24,136)
Non-allowable capital:
 Intangible assets .................................    (18,606)    (18,606)      (18,606)
 Investment in subsidiaries ........................       (307)       (307)         (307)
Supplemental capital:
 Qualifying subordinated debt debentures  ..........         --          --        89,600
 General loan loss reserves ........................         --          --       117,854
Assets required to be deducted:
 Land loans with more than 80% LTV ratio  ..........         --          --        (2,290)
                                                       --------    --------    ----------
Regulatory capital of the Bank .....................    853,324     853,324     1,058,488
Minimum regulatory capital requirement .............    219,224     438,449       746,938
                                                       --------    --------    ----------
Excess above minimum capital requirement  ..........   $634,100    $414,875    $  311,550
                                                       ========    ========    ==========

                                                       TANGIBLE    LEVERAGE      RISK-BASED
                                                        CAPITAL     CAPITAL        CAPITAL
                                                         RATIO       RATIO          RATIO
                                                       --------    --------    ----------
Regulatory capital of the Bank .....................       5.84%       5.84%        11.34%
Minimum regulatory capital requirement .............       1.50        3.00          8.00
Excess above minimum capital requirement  ..........       4.34%       2.84%         3.34%

   The amount of adjusted total assets used for the tangible and core capital ratios is $14.6 billion. Risk-weighted assets used for the risk-based capital ratios amounted to $9.3 billion.

   The Bank is also subject to the provisions of FDICIA, which, among other things, define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

   To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5%, a Tier 1 (core capital) risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. At December 31, 1995, First Nationwide's core capital, Tier 1 (core capital) risk-based and total risk-based capital ratios were sufficient for it to be considered "well capitalized":

                                                                 RISK-BASED
                                                         -------------------------
                                           CORE CAPITAL    TIER 1    TOTAL CAPITAL
                                         --------------  --------  ---------------
Regulatory capital of the Bank .........       5.84%        9.14%        11.34%
"Well capitalized" ratio ...............       5.00         6.00         10.00
Excess above "well capitalized" ratio  .        .84%        3.14%         1.34%

   The Company expects that the Bank will remain a "well capitalized" institution after consummation of the Branch Sales, the SFFed Acquisition, the LMUSA 1996 Purchase and the Home Federal Acquisition. In addition, the net proceeds from the issuance of the Senior Sub Notes of approximately $133 million were contributed as additional paid in capital of the Bank on February 1, 1996, further strengthening the Bank's regulatory capital ratios.

   OTS capital regulations allow a savings bank to include a net deferred tax asset under SFAS No. 109 in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings bank's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. As of December 31, 1994, the Bank recorded a valuation adjustment for 100% of the Bank's net deferred tax asset because at that time it was not more likely than not that such deferred tax asset would be realized.

   Based on a favorable earnings trend since the consummation of the FN Acquisition and future earnings expectations, management changed its judgment about the realizability of the Bank's net deferred tax assets and recognized a deferred tax benefit of $69 million in the fourth quarter of 1995. The net tax benefit of $69 million has been determined based upon the amount of taxable income that may be realized within one year. This amount does not exceed 10 percent of core capital and therefore is allowed without limitation under OTS capital regulations.

   Congress has passed budget reconciliation legislation that, if enacted, would impose a one-time assessment on all SAIF-insured deposits held as of March 31, 1995, in order to capitalize the SAIF to the required designated reserve ratio of 1.25% of insured deposits. The President has vetoed this budget reconciliation bill. Such veto, however, was based on issues unrelated to the provisions dealing with capitalization of the SAIF. The FDIC, which would establish the assessment rate, has estimated the rate needed to capitalize the SAIF to be in the range of 85 cents to 90 cents per $100 of domestic deposits. If the assessment is enacted into law, and assessed at the rate estimated by the FDIC, after giving the effect to the SFFed Acquisition, the Branch Sales, the Home Federal Acquisition and the Branch Purchases, the effect on the Bank would be a pre-tax charge in the range of $75 to $80 million ($68 to $72 million on an after-tax basis). Such an assessment would not be expected to cause the Bank to fail to meet the capital requirements of a "well capitalized" institution based upon the Bank's regulatory capital and asset levels as of December 31, 1995. Upon the SAIF reaching the required reserve ratio, management expects that the Bank's SAIF deposit premium assessments would decrease substantially from the Bank's current rate of 23 cents. FN Holdings is unable to predict whether this, or similar legislation will be enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements of FN Holdings at December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 are included in this report at the pages indicated.

                                                       PAGE
                                                    --------
Independent Auditors' Report ......................    F-2
Consolidated Statements of Financial Condition  ...    F-3
Consolidated Statements of Operations .............    F-4
Consolidated Statement of Stockholders' Equity  ...    F-5
Consolidated Statements of Cash Flows .............    F-6
Notes to Consolidated Financial Statements  .......    F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 FN Holdings

   The following table sets forth certain information (ages as of January 1, 1996) concerning the directors and executive officers of FN Holdings. All directors serve terms of one year or until the election of their respective successors.

 NAME                 AGE  POSITION
- ------------------  -----  --------------------------------------
Ronald O. Perelman    53   Chairman of the Board, Chief Executive
                            Officer and Director
P. Richard Frieder    61   Director
Howard Gittis .....   61   Vice Chairman and Director
Irwin Engelman  ...   61   Executive Vice President and Chief
                            Financial Officer
Barry F. Schwartz     46   Executive Vice President and General
                            Counsel
Laurence Winoker  .   39   Vice President and Controller

 First Nationwide

   The following table sets forth certain information (ages as of January 1, 1996), concerning the directors and executive officers of the Bank. All directors serve terms of one year or until the election of their respective successors.

 NAME                        AGE  POSITION
- -------------------------  -----  ----------------------------------------------------
Ronald O. Perelman .......   53   Director
Gerald J. Ford ...........   51   Chairman of the Board, Chief Executive Officer and
                                   Director
Carl B. Webb .............   45   President, Chief Operating Officer and Director
Paul M. Bass, Jr. ........   60   Director
George W. Bramblett, Jr.     55   Director
Bob Bullock ..............   66   Director
Irwin Engelman ...........   61   Director
Howard Gittis ............   61   Director
Gabrielle K. McDonald  ...   53   Director
Robert Setrakian .........   71   Director
Christie S. Flanagan  ....   57   Executive Vice President and General Counsel
Kendall M. Fugate ........   58   Executive Vice President and Information and
                                   Technology Services Director
Roger L. Gordon ..........   53   Executive Vice President
Richard P. Hodge .........   40   Executive Vice President and Corporate Tax Director
Walter C. Klein, Jr.  ....   52   Executive Vice President; President, FNMC
Lacy G. Newman, Jr.  .....   45   Executive Vice President and Chief Credit Officer
James R. Staff ...........   48   Executive Vice President and Chief Financial Advisor
Richard H. Terzian .......   58   Executive Vice President and Chief Financial Officer
Peter K. Thomsen .........   53   Executive Vice President and Retail Banking Director
Michael R. Walker ........   50   Executive Vice President -- Commercial Real Estate
Scott L. Gesell (a)  .....   37   Senior Vice President, Senior Counsel and Secretary
Renee N. Tucei ...........   39   Senior Vice President and Controller

- ------------

   (a) Mr. Gesell resigned effective March 18, 1996.

   Mr. Perelman has been Chairman of the Board of FN Holdings since its formation in 1994 and a Director of First Nationwide since 1994. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes for more than the past five years. Mr. Perelman also is Chairman of the Board of Andrews Group Incorporated ("Andrews Group"), Consolidated Cigar Corporation ("Consolidated Cigar"), Mafco Consolidated, Mafco Worldwide Corporation ("Mafco Worldwide"), Marvel, Meridian Sports, New World, New World Television Incorporated ("New World Television"), Power Control Technologies Inc. ("PCT") and Toy Biz, Inc. ("Toy Biz") and is the Chairman of the Executive Committee of the Board of Directors of Revlon, Inc. ("Revlon") and of Revlon Consumer Products Corporation ("Revlon Products"). Mr. Perelman is a Director of the following corporations which file reports pursuant to the Exchange Act: Andrews Group, Coleman, Coleman Holdings Inc., Coleman Worldwide Corporation ("Coleman Worldwide"), Consolidated Cigar, Mafco Consolidated, Mafco Worldwide, Marvel, Marvel Holdings Inc. ("Marvel Holdings"), Marvel (Parent) Holdings Inc., ("Marvel Parent"), Marvel III Holdings Inc. ("Marvel III"), Meridian Sports, New World, New World Television, NWCG Holdings Corporation ("NWCG Holdings"), Revlon, Revlon Products, Revlon Worldwide Corporation ("Revlon Worldwide"), Toy Biz and First Nationwide.

   Mr. Frieder has been a Director of FN Holdings since 1994. He has been President and Chief Executive Officer of KSD Industries Inc. for the past twenty-five years. Mr. Frieder also is an attorney admitted to practice in the State of Pennsylvania.

   Mr. Gittis has been Vice Chairman and a Director of FN Holdings and a Director of First Nationwide since 1994. Mr. Gittis has been Vice Chairman and Director of MacAndrews & Forbes and various of its affiliates since 1985. Mr. Gittis is a Director of Andrews Group, Jones Apparel Group, Inc., Loral Corporation, Revlon, Revlon Worldwide, Revlon Products, Mafco Consolidated, Mafco Worldwide, Consolidated Cigar, New World, New World Television, NWCG Holdings, PCT, Revlon, Inc., Revlon Worldwide and Revlon Products.

   Mr. Engelman has been Executive Vice President and Chief Financial Officer of FN Holdings since its formation in 1994, and a Director of First Nationwide since 1992. He has been Executive Vice President and Chief Financial Officer of MacAndrews & Forbes and various of its affiliates since February 1992. He was Executive Vice President and Chief Financial Officer of GAF Corporation from 1990 to 1991; Director, President and Chief Operating Officer of Citytrust Bancorp Inc. from 1988 to 1990; Executive Vice President of the Blackstone Group LP from 1987 to 1988; and Director and Executive Vice President of General Foods Corporation for more than five years prior to 1987. Mr. Engelman is a Director of New World, New World Television and Revlon Products.

   Mr. Schwartz has been Executive Vice President and General Counsel of FN Holdings since January 1996. He has been Executive Vice President and General Counsel of MacAndrews & Forbes since 1992. Mr. Schwartz was Senior Vice President of MacAndrews & Forbes for more than five years prior to 1992. Mr. Schwartz is a Director of Mutual Series Fund Inc.

   Mr. Winoker has been Vice President and Controller of FN Holdings since 1994. He has been Vice President and Controller of MacAndrews & Forbes and various of its affiliates since September 1992. Mr. Winoker was Assistant Vice President and Assistant Controller of MacAndrews & Forbes and various of its affiliates for more than five years prior to September 1992.

   Mr. Ford has been Chairman of the Board, Chief Executive Officer and a Director of First Nationwide since consummation of the FN Acquisition. Mr. Ford was Chairman of the Board and a Director of First Madison from 1993 to 1994. Mr. Ford previously served as Chairman of the Board, Chief Executive Officer and a Director of First Gibraltar from 1988 through 1993. Mr. Ford served as the Chairman of the Board, Chief Executive Officer and a Director of First United Bank Group, Inc. ("First United Bank Group"), from 1993 through 1994. Mr. Ford is Chairman of the Board and a Director of Millennium Mortgage Corporation. Mr. Ford is Chairman of the Board and a Director of FGB Services, Inc. and Madison Realty Advisors, Inc. ("Madison Realty"). Mr. Ford has also served in the following capacities over the past five years:
Chairman of the Board, Chief Executive Officer and Director, Ford Bank Group, Inc. ("Ford Bank Group"); and Chairman of the Board, Chief Executive Officer and Director, United New Mexico Financial Corporation. Mr. Ford is also a Director of Norwest Corporation and ACS.

   Mr. Webb has been the President, Chief Operating Officer and a Director of First Nationwide since the consummation of the FN Acquisition. Mr. Webb served as President, Chief Executive Officer and Director of First Madison from 1993 through 1994. Mr. Webb previously served as President, Chief Operating Officer and a Director of First Gibraltar from 1988 through 1993. Mr. Webb also serves as a Director of FNMC, a wholly owned subsidiary of First Nationwide.

   Mr. Bass has been a Director of First Nationwide since May, 1993. Mr. Bass is currently the Vice Chairman and Director of First Southwest Company. Mr. Bass is a Director and Chairman of the Audit Committee of Keystone Consolidated Industries, and is a Director of Source Services, Inc. Mr. Bass has served in the following capacities during the past five years: Director, Endevco, Inc.; Director, Ford Bank Group; and Chairman of the Board; and Director, Pizza Inn, Inc.

   Mr. Bramblett has been a Director of First Nationwide since May, 1993. Mr. Bramblett has been associated with the law firm of Haynes & Boone since 1973 and is currently a Partner and a member of the Executive Committee of that firm. Mr. Bramblett has served in the following capacities during the past five years: Member of the Texas Higher Education Coordinating Board of the Texas College and University System of Texas and Trustee of the Baylor College of Dentistry.

   Mr. Bullock has served as a Director of First Nationwide since 1994. Mr. Bullock has been Lieutenant Governor of the State of Texas since 1990. Mr. Bullock is Chairman of the Board, Director and President of JFB-RDB, Inc. Mr. Bullock served as a Director of Ford Bank Group from 1992 to 1993, and as Director of First United Bank Group from 1992 to 1993. Prior to 1990, Mr. Bullock served as the State of Texas Comptroller of Public Accounts. Mr. Bullock has been Of Counsel to the law firm of Scott, Douglass, Luton and McConnica, L.L.P. since 1992.

   Ms. McDonald has served as a Director of First Nationwide since 1990. Ms. McDonald also served as a Director of FGB-San Antonio in 1992. Ms. McDonald currently serves as a Judge on the International Criminal Tribunal for the former Yugoslavia. Ms. McDonald is also currently a Professor of Law at the Thurgood Marshall School of Law of Texas Southern University. Ms. McDonald currently serves as a Director of Freeport McMoRan Inc., McMoRan Oil & Gas Co. and Freeport McMoRan Copper & Gold Inc. Ms. McDonald was Of Counsel to the Walker & Satterthwaite firm from 1991 to 1993. She was a partner in the law firm of Matthews & Branscomb from 1988 through 1991. Prior to that time, Ms. McDonald served as a United States District Court Judge for the Southern District of Texas.

   Mr. Setrakian has been a Director of First Nationwide since November 1994. Mr. Setrakian previously served as a Director of Old FN for more than 10 years. Mr. Setrakian is presently the Chairman and President of the William Saroyan Foundation and the Chairman and President of Mid-State Horticultural Company. He is also a former Chairman and member of the Board of Governors of the United States Postal Service; former Commissioner of the Federal Maritime Commission, former Chairman and Chief Executive Officer of the California Growers Winery, Inc.; and former Chairman and founder of the National Bank of Agriculture.

   Mr. Flanagan has been the Executive Vice President and General Counsel of First Nationwide since the consummation of the FN Acquisition. He also serves as a Director of FNMC. Mr. Flanagan has been associated with the law firm of Jenkens & Gilchrist, P.C. and its predecessors since 1968 in various capacities, including Managing Partner, and he is currently Of Counsel to that firm.

   Mr. Fugate has been an Executive Vice President of First Nationwide since the consummation of the FN Acquisition. Mr. Fugate previously served as Executive Vice President of Old FN from 1991 to 1994, and held various executive positions with Citibank, N.A. and Citibank California, FSB from 1982 to 1991.

   Mr. Gordon has been an Executive Vice President of First Nationwide since February 1996. Mr. Gordon previously was associated with SFFed Corp. for more than the past five years, including most recently as Chairman, President and Chief Executive Officer.

   Mr. Hodge has been an Executive Vice President of First Nationwide since January 1996 and has been employed by First Nationwide since November 1995. Mr. Hodge previously was associated with the public accounting firm of KPMG Peat Marwick LLP and its predecessors since 1981, including most recently as a tax partner since 1986.

   Mr. Klein has been an Executive Vice President of First Nationwide and the President of FNMC since January 1996. He also serves as a Director of FNMC. Mr. Klein previously was associated with PNC Mortgage Corp. of America and its predecessor, Sears Mortgage Corporation, since 1986, including most recently as Chairman and Chief Executive Officer.

   Mr. Newman has been Executive Vice President and Chief Credit Officer of First Nationwide since the consummation of the FN Acquisition. Mr. Newman has also served as President and a Director of FGB Realty and Madison Realty since 1992. During 1991, Mr. Newman was a Senior Vice President of J.E. Robert Companies. He served as a Senior Vice President of Bank of New England Corporation from 1990 to 1991, and served as the President, Chief Executive Officer and Director of the Seamen's Bank for Savings from 1989 to 1990.

   Mr. Staff has been an Executive Vice President of First Nationwide since October 17, 1994. He also serves as a Director of FNMC. Mr. Staff previously was associated with the public accounting firm of KPMG Peat Marwick LLP and its predecessors since 1979, including most recently as Partner-in-charge of Financial Services for the Southwest-Dallas area.

   Mr. Terzian has served as Executive Vice President and Chief Financial Officer of First Nationwide since April 1, 1995. For the five years prior to that date, Mr. Terzian served as the Chief Financial Officer of Dime Bancorp, Inc. (The Dime Savings Bank of New York, FSB).

   Mr. Thomsen has been an Executive Vice President of First Nationwide since the consummation of the FN Acquisition. Mr. Thomsen previously served as Senior Executive Vice President of Old FN and a Director from 1992 to 1994. Mr. Thomsen was an Executive Vice President of Old FN from 1991 to 1992. Mr. Thomsen had been Executive Vice President of Michigan National Corporation from 1986 to 1991 and a Director from 1989 to 1991, and the President of Michigan National Bank from 1988 to 1991 and a Director from 1989 to 1991. Mr. Thomsen was Chairman of Independence One Mortgage Corporation, a subsidiary of Michigan National Bank, from 1986 to 1990.

   Mr. Walker has been an Executive Vice President of First Nationwide since the consummation of the FN Acquisition. Mr. Walker served as Senior Vice President of First Madison from 1993 to 1994. Mr. Walker previously served as Senior Vice President of First Gibraltar from 1988 to 1993.

   Ms. Tucei has been a Senior Vice President and the Controller of First Nationwide since the consummation of the FN Acquisition. Ms. Tucei previously served as Senior Vice President and Controller of First Madison from 1993 to 1994. Ms. Tucei was Senior Vice President and Director of Regulatory Assistance Compliance for First Gibraltar from 1991 to 1993, and served as Senior Vice President and Manager of Regulatory Assistance Operations for First Gibraltar from 1989 to 1991.

 Compensation of Directors

   Directors of FN Holdings who do not receive compensation as officers or employees of FN Holdings or any of its affiliates receive $25,000 per year plus an additional $1,000 per meeting. Directors of the Bank who do not receive compensation as officers and employees of the Bank or any of its affiliates are paid a fee of $3,500 for each meeting of the Board of Directors they attend in person, other than telephonic meetings, and each director who attends, in person (other than telephonic meetings), 67% or more of the meetings of the Board of Directors during a fiscal year will receive an additional fee of $9,000. Members of the Audit Committee of the Board of Directors of the Bank who do not receive compensation as officers or employees of First Nationwide or any of its affiliates are paid a fee of $1,500 for each meeting of the Audit Committee they attend, other than telephonic meetings.

ITEM 11. EXECUTIVE COMPENSATION

   FN Holdings is a holding company with no business operations of its own and, accordingly, engages in its business through the Bank and its subsidiaries. The officers of FN Holdings receive no compensation for their services to FN Holdings. Accordingly, the following table sets forth certain compensation awarded to, earned by or paid to the Chief Executive Officer of the Company's operating subsidiary, First Nationwide, and the four most highly paid executive officers of First Nationwide, other than the Chief

Executive Officer, who served as executive officers of First Nationwide at December 31, 1995 for services rendered in all capacities to First Nationwide and its subsidiaries during the years ended December 31, 1995, 1994 and 1993.

                          SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                            ---------------------------------------
                                                                      OTHER ANNUAL       ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY      BONUS    COMPENSATION(1)  COMPENSATION(2)
- ----------------------------------  ------  ------------  --------  ---------------  ---------------
Gerald J. Ford (3) ................   1995    $1,500,000   $     0      $  7,644          $49,511
  Chairman & Chief Executive
   Officer                            1994       317,358         0           912            4,500
Carl B. Webb ......................   1995       900,000         0       274,351           66,707
  President & Chief Operating         1994       361,724         0       154,496            9,000
   Officer                            1993       269,551    80,000         8,493           12,658
Christie S. Flanagan (3) ..........   1995       700,000    20,000        10,892           44,854
  Executive Vice President &
   General  .......................   1994       116,669         0             0                0
   Counsel
Lacy G. Newman, Jr. ...............   1995       475,000         0       178,457           36,166
  Executive Vice President & Chief    1994       345,334         0       124,916            9,000
   Credit Officer                     1993       300,000    77,200         6,289           11,572
James R. Staff (3) ................   1995       450,000         0        17,348           27,001
  Executive Vice President & Chief    1994        65,627         0             0                0
   Financial Advisor


- ------------

   (1) Includes: (i) the value of group term life insurance, (ii) amounts paid under relocation programs for Messrs. Webb and Newman, (iii) the value of the use of Bank-owned automobiles for Messrs. Webb, Flanagan, Newman and Staff, (iv) club dues, (v) personal financial planning services paid by the Bank for Messrs. Ford, Webb, Newman and Staff, and (vi) security expenses paid by the Bank for Messrs. Newman and Staff.

   (2) Includes: (i) the Bank's contributions to the 401(k) plan for Messrs. Ford, Webb, Flanagan and Newman, (ii) the Bank's contribution to the Supplemental Employees' Investment Plan, and (iii) premiums on supplemental life insurance paid by the Bank for Messrs. Ford, Webb and Flanagan.

   (3) Mr. Ford became Chief Executive Officer of the Bank upon the consummation of the FN Acquisition on October 3, 1994. Messrs. Flanagan and Staff became Executive Vice Presidents on October 3, and October 17, 1994, respectively.

   Certain executive officers of the Bank have entered into employment agreements with First Nationwide. See "Certain Relationships and Related Transactions--Executive Employment Agreements." Also, Gerald J. Ford has been and is presently a party to certain consulting and similar agreements with certain affiliates of FN Holdings, as more fully described in "Certain Relationships and Related Transactions--Transactions with Mr. Ford."

   Effective October 1, 1995, FN Holdings adopted a management incentive plan (the "Incentive Plan") with respect to certain executive officers of the Bank (the "Participants"). Awards under the Incentive Plan are made in the form of performance units. Each performance unit entitles the Participants to receive cash and/or stock options ("Bonuses") based on the Participant's vested interest in a bonus pool. Generally, the Incentive Plan provides for the payment of Bonuses, on a quarterly basis, to the Participants upon the occurrence of certain events. Bonuses vest at 20% per year beginning October 1, 1995. The aggregate amount of Bonuses payable under the Incentive Plan is subject to a cap of $50 million.

   The following table sets forth information concerning awards made during 1995 to each of the executive officers named in the preceding table under all long-term incentive plans. There were no long-term incentive plan awards in 1994 or 1993.

                      LONG-TERM INCENTIVE PLAN AWARDS(1)

                                                                  ESTIMATED FUTURE PAYOUTS UNDER
                                                                    NON-STOCK-PRICE-BASED PLANS
                                                           -------------------------------------------
                          NUMBER OF       PERFORMANCE OR
                        SHARES, UNITS   OTHER PERIOD UNTIL
                           OR OTHER       MATURATION OR       THRESHOLD                      MAXIMUM
NAME                        RIGHTS          PAYOUT(2)          ($)(3)      TARGET ($)(3)     ($)(3)
- ---------------------  --------------  ------------------  -------------  -------------  -------------
Carl B. Webb .........       500            Ten years        $10,127,500    $10,127,500    $25,000,000
Christie S. Flanagan          80            Ten years          1,620,400      1,620,400      4,000,000
Lacy G. Newman, Jr.  .        80            Ten years          1,620,400      1,620,400      4,000,000
James R. Staff .......        80            Ten years          1,620,400      1,620,400      4,000,000

- ------------

   (1) The table above represents awards of performance units pursuant to the Incentive Plan. Any payout with respect to the performance units would only be made by FN Holdings. Units vest at 20% per year beginning on October 1, 1995.

   (2) Payouts of cash awards would be made only if earned and only (i) upon achievement of a target "Excess Value" prior to December 31, 2004, (ii) upon an occurrence of a change in control of FN Holdings or the Bank,
       (iii) upon an occurrence of a public offering of common stock of FN Holdings or the Bank or (iv) on December 31, 2004. "Excess Value" is a measure of FN Holdings' performance tied to the aggregate earnings of FN Holdings and the aggregate distributions made to the shareholders of FN Holdings.

   (3) Generally, the cash payout with respect to a performance unit equals .0084% of the Excess Value. Upon achievement of the target Excess Value, the cash payout with respect to each performance unit would be $20,255. If a payout is triggered otherwise than by achievement of the target Excess Value, no cash payouts would be made unless the Excess Value at the time of the event triggering payment exceeds or equals the amount resulting in a payout of at least $20,255 with respect to each performance unit. In certain circumstances, in case of a public offering of common stock of FN Holdings or the Bank, the payout would be made, in whole or in part, in options to acquire common stock of FN Holdings or the Bank. The number of shares of stock that would be subject to such options is not determinable at this time.

 Compensation Committee Interlocks and Insider Participation

   FN Holdings has no Compensation Committee. The following directors serve on the Compensation Committee of the Board of First Nationwide: Gerald J. Ford, Howard Gittis, Paul Bass and George Bramblett. During 1995 and during the 1994 fiscal year, Mr. Ford was Chairman of the Board of First Nationwide. In addition, Mr. Ford controls Hunter's Glen, which owns 100% of the class B common stock of FN Holdings, representing 20% of the voting common stock (representing approximately 15% of the voting power of its common stock) of FN Holdings. Mr. Gittis is a director of FN Holdings and of the Bank. See "Certain Relationships and Related Transactions--Transactions with Mr. Ford."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   Ronald O. Perelman, Chairman of the Board, Chief Executive Officer and a Director of FN Holdings, 35 East 62nd Street, New York, New York 10021, through MacAndrews & Forbes, beneficially owns 100% of the class A common stock of FN Holdings representing 80% of its voting common stock (representing approximately 85% of the voting power of its common stock), and 100% of the class C common stock of FN Holdings. Hunter's Glen, a limited partnership controlled by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and a Director of the Bank, 200 Crescent Court, Suite 1350, Dallas, Texas 75201, owns 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock (representing approximately 15% of the voting power of its common stock). See "Certain Relationships and Related Transactions."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Relationship with MacAndrews & Forbes

   FN Holdings is an 80% owned indirect subsidiary of MacAndrews & Forbes. As a result, MacAndrews & Forbes is able to direct and control the policies of FN Holdings and its subsidiaries, including mergers, sales of assets and similar transactions.

   MacAndrews & Forbes is a diversified holding company with interests in several industries. Through its 83% ownership of Revlon, Inc., MacAndrews & Forbes is engaged in the cosmetics and skin care, fragrance and personal care products business. MacAndrews & Forbes owns 83% of Coleman, which is engaged in the manufacture and marketing of recreational outdoor products, portable generators, power-washing equipment, spas and hot tubs, and 65% of Meridian Sports, a manufacturer and marketer of specialized boats and water sports equipment. Marvel, a youth entertainment company, is 80% owned by MacAndrews & Forbes. MacAndrews & Forbes also is engaged in the television broadcast and programming production business through its approximate 35% ownership of New World Communications, and through its 86% ownership of Mafco Consolidated, in the processing of licorice and other flavors, and in the manufacture and distribution of cigars and pipe tobacco. MacAndrews & Forbes is also in the financial services business through the Bank. The principal executive offices of MacAndrews & Forbes are located at 35 East 62nd Street, New York, New York 10021.

   FN Holdings and its subsidiaries are insured under policies maintained by MacAndrews & Forbes, and FN Holdings and its subsidiaries reimburse MacAndrews & Forbes for the portion of the cost of such policies attriutable to FN Holdings and its subsidiaries. Management of FN Holdings believes that such cost is lower than would be incurred were such entities to be separately insured. In addition, FN Holdings reimburses MacAndrews & Forbes for FN Holdings' allocable portion of certain costs such as legal, accounting and other professional fees and other services and related expenses.

 Tax Sharing Agreement

   For federal income tax purposes, FN Holdings and the Bank are included in the Mafco Group, and accordingly their federal taxable income and loss will be included in the consolidated federal income tax return filed by Mafco Holdings. FN Holdings and the Bank also may be included in certain state and local tax returns of Mafco Holdings or its subsidiaries. First Nationwide, FN Holdings and Mafco Holdings are parties to the Tax Sharing Agreement, effective as of January 1, 1994, pursuant to which: (i) the Bank will pay to FN Holdings amounts equal to the taxes that the Bank would be required to pay if it were to file a return separately from the Mafco Group, and (ii) FN Holdings will pay to Mafco Holdings amounts equal to the taxes that FN Holdings would be required to pay if it were to file a consolidated return on behalf of itself and First Nationwide separately from the Mafco Group. The Tax Sharing Agreement allows the Bank to take into account, in determining its liability to FN Holdings, any net operating losses that it would have been entitled to utilize if it had filed separate returns for each year since the formation of the Bank. The Tax Sharing Agreement also allows FN Holdings to take into account, in determining its liability to Mafco Holdings, any net operating losses that it would have been entitled to utilize if it had filed a consolidated return on behalf of itself and the Bank for each year since the formation of the Bank.

   The Bank has generated significant federal income tax net operating losses since its formation. This is due, in part, to the fact that under applicable federal income tax law, the financial assistance received by the Bank pursuant to the Assistance Agreement was excluded from the taxable income of the Bank. Since December 1988 when the Bank first received such tax-free financial assistance, the Bank has been entitled to its normal operating deductions, including interest expense and certain losses relating to its loan portfolio. As a result, the Bank generated significant net operating losses for federal income tax purposes even though its operations were profitable. Furthermore, under the reorganization provisions of the Code, the Bank succeeded to certain net operating loss carryovers of the Texas Closed Banks.

   At December 31, 1995, if FN Holdings would have filed a consolidated tax return on behalf of itself (as common parent) and First Nationwide for each year since the formation of the Bank, it would have had approximately $2.6 billion of regular net operating losses and approximately $992 million of AMT net operating losses, both of which could have been utilized by FN Holdings. These losses are scheduled to expire in the year 2002 and thereafter. It is expected that under the Tax Sharing Agreement, the Bank and FN Holdings will be able to eliminate a significant portion of the amounts they otherwise would be required to pay to FN Holdings and Mafco Holdings, respectively, and, accordingly, it is not expected that the Bank or FN Holdings will record a significant amount of income tax expense as members of the Mafco Group.

   Under federal tax law, FN Holdings and the Bank will be subject to several liability with respect to the consolidated federal income tax liabilities of the Mafco Group for any taxable period during which FN Holdings or First Nationwide are, as the case may be, a member of such group. Mafco Holdings has agreed, however, to indemnify FN Holdings and the Bank for any such federal income tax liability (and certain state and local tax liabilities) of Mafco Holdings or any of its subsidiaries (other than FN Holdings and the Bank) that FN Holdings or the Bank is actually required to pay. Therefore, the Tax Sharing Agreement will not increase the amounts payable by FN Holdings or the Bank over the amounts that they would have had to pay if they were not members of the Mafco Group.

LOANS TO AFFILIATE

   FN Holdings anticipates that affiliate loans required to be made by the Company pursuant to its charter will be made pursuant to a revolving credit facility to be entered into between FN Holdings, as lender, and an affiliate of FN Holdings, as borrower (the "Borrower"). Each loan under this facility will mature on or before December 31, 1997. The Borrower's obligations to FN Holdings under the facility will be subordinated obligations. Each loan will bear interest at the rate established for such loan when it is made equal to 10.5% over the then prevailing five-year treasury yield. At the end of each calendar quarter, accrued interest will be added to the unpaid principal amount of the outstanding loans and thereafter treated as principal. The facility requires the Borrower to prepay loans outstanding thereunder or to cause certain other adjustments to be made under certain circumstances.

   Certain other affiliates of the Borrower and FN Holdings will guarantee all obligations of the Borrower under the facility on a subordinated basis. The loans will be unsecured until certain of the senior obligations of the Borrower and its affiliates are paid or otherwise cease to exist, at which time and thereafter the Borrower will be required to pledge assets having an aggregate value to be determined based on the amount of loans outstanding from time to time under the facility. The facility will contain various restrictive covenants which will limit the ability of the Borrower to, among other things, incur debt, create liens and sell assets. Management believes that the terms and conditions of the facility are at least as favorable to FN Holdings as might have been obtained in a similar transaction with an unaffiliated party. FN Holdings may also make loans to affiliates on other terms so long as such loans comply with the terms of the Senior Sub Notes Indenture, the Senior Notes Indenture and FN Holdings' charter.

TRANSACTIONS WITH MR. FORD

   Madison Financial, Inc. ("Madison Financial"), a corporation formerly owned by Gerald J. Ford, the Chairman of the Board, Chief Executive Officer and a Director of the Bank, was party to a Consulting Agreement (the "Consulting Agreement"), effective as of February 1, 1993, between Madison Financial and Trans Network Insurance Services (formerly First Gibraltar (Parent) Holdings Inc.) ("TNIS") pursuant to which Madison Financial provided consulting services to TNIS for a term ending on December 31, 1998. The Consulting Agreement was terminated in July 1994 in connection with the Exchange Agreement (as defined herein). Certain costs related to the Consulting Agreement were charged to FN Holdings.

   The Bank is an indirect subsidiary of First Gibraltar Holdings. In connection with the offering of the Senior Notes, First Gibraltar Holdings incorporated Holdings and a wholly owned subsidiary of Holdings, FN Holdings, to hold 100% of the common stock of the Bank. First Gibraltar Holdings contributed all of its shares of capital stock of the Bank to Holdings, which contributed such shares to FN Holdings in exchange for 1,000 shares of common stock of FN Holdings. FN Holdings amended its certificate of incorporation to create 800 shares of class A common stock having one vote per share, 200 shares of class

B common stock having .75 votes per share and 230.3 shares of nonvoting class C common stock, and Holdings exchanged its 1,000 shares of common stock for 800 shares of class A common stock. Pursuant to the terms of an Exchange Agreement entered into between FN Holdings, Mr. Ford and Holdings (the "Exchange Agreement"), and in connection with the consummation of the FN Acquisition, Holdings acquired 100% of the class C common stock of FN Holdings in exchange for $210 million and Mr. Ford acquired 100% of the class B common stock of FN Holdings in exchange for his 6.25% of the class A common stock of First Gibraltar Holdings and all of the shares of Madison Financial, the sole asset of which was the Consulting Agreement. In addition, FN Holdings also assumed indebtedness of Mr. Ford in the amount of approximately $11.9 million to TNIS (the "Ford Obligation"), which obligation has been forgiven by TNIS. As a result of the consummation of the transactions contemplated by the Exchange Agreement, Mr. Ford owned 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock (representing approximately 15% of the voting power of its voting common stock), and Holdings owns 100% of the class A common stock of FN Holdings, representing 80% of its voting common stock (representing approximately 85% of the voting power of its voting common stock) and 100% of the class C common stock of FN Holdings. FN Holdings, Holdings and Mr. Ford have entered into a stockholders agreement (the "Stockholders Agreement") pursuant to which, among other things, Mr. Ford and FN Holdings have the right to transfer their respective shares to certain affiliates. In addition, the Stockholders Agreement contains other customary provisions regarding restrictions on transfer and registration rights. On December 29, 1995, Mr. Ford transferred his shares of class B common stock to Hunter's Glen, which assumed the obligations under, and will receive the benefits of, the Stockholders Agreement.

   Mr. Ford has entered into a loan agreement with NationsBank of Texas, N.A. ("NationsBank"), whereby NationsBank has loaned Mr. Ford $5 million. Such loan has a maturity of up to one year and bears interest at a floating interest rate based on LIBOR. The loan is secured by Mr. Ford's Senior Notes. The terms of the loan provide that, in the event of default by Mr. Ford under such loan or in the event of certain rapid and material declines in the value of the Senior Notes pledged as collateral, NationsBank or any successor or assignee thereof will have the right to foreclose on the pledged Senior Notes and sell, or direct Mr. Ford to sell, such Senior Notes, to certain Qualified Institutional Buyers ("QIBs") (as such term is defined in Rule 144A under the Securities Act) pursuant to Rule 144A under the Securities Act, pursuant to Regulation S under the Securities Act, to FN Holdings or pursuant to a shelf registration statement.

   Mr. Ford has entered into an employment agreement with First Nationwide calling for his continued employment by First Nationwide in his current executive capacity with an annual base salary of $750,000. The term of this agreement extends through December 31, 1997, and provides for, among other things, a life insurance policy on the life of Mr. Ford in an amount equal to three times his base salary.

   Mr. Ford has also entered into a consulting agreement with First Nationwide Management Corp. ("First Nationwide Management"), an affiliate of FN Holdings, providing for the payment to him of annual consulting fees of $750,000 for 1995 and in increasing amounts through 1997, and certain other related expenses. Pursuant to an arrangement between First Nationwide Management and FN Holdings, such consulting fees and other related expenses paid by First Nationwide Management are charged to FN Holdings. Such charges amounted to approximately $964,000 and $155,000 in 1995 and 1994, respectively.

 Executive Employment Agreements

   In addition to the employment agreement between Mr. Ford and the Bank (see "--Transactions with Mr. Ford"), Messrs. Webb, Flanagan, Staff, Newman and Hodge have entered into employment agreements with First Nationwide calling for their continued employment by First Nationwide in their current executive capacities. All five agreements are substantially similar in their terms except that Messrs. Webb, Staff and Newman's employment agreements terminate on January 31, 1998, Mr. Hodge's terminates on December 31, 1998, and Mr. Flanagan's terminates December 31, 1999 and he has been paid a $20,000 "sign on" bonus. Additionally, each employment agreement provides for a life insurance policy on the life of the insured in an amount double the base salary payable by First Nationwide to such individual. Pursuant to such employment agreements, the annual base salaries payable by First Nationwide to Messrs. Webb, Flanagan, Staff, Newman and Hodge are $900,000, $700,000, $450,000, $475,000, and $250,000 respectively.

   Pursuant to an Agreement for Provision of Services between First Nationwide and First Nationwide Management, dated December 1, 1994 (the "Services Agreement"), a portion of the salaries payable by First Nationwide to Messrs. Webb, Flanagan and Staff is charged to First Nationwide Management so that the annual net base compensation payable by First Nationwide will be $600,000, $350,000 and $225,000 for Messrs. Webb, Flanagan and Staff, respectively. All of such fees paid by First Nationwide Management are charged to FN Holdings for services performed by these executives. The total amounts of such fees were approximately $945,000 and $214,000 in 1995 and 1994, respectively, including $945,000 and $78,000 in 1995 and 1994, respectively, received by the Bank pursuant to the Services Agreement, which fees are included in the amounts allocated by First Nationwide Management to FN Holdings as described below.

   First Nationwide has also entered into an employment agreement with Mr. Gordon effective as of the consummation of SFFed Acquisition for a term ending on January 30, 1999. Pursuant to such agreement, the annual base salary payable to Mr. Gordon is $400,000. Mr. Gordon's agreement also provides for life insurance in an amount on the life of the insured equal to $714,000.

 Services Agreement

   First Nationwide Management allocates certain of its expenditures to FN Holdings. Such expenditures relate to salaries and benefits payable to selected Bank employees (including Messrs. Webb, Flanagan and Staff), aviation and other expenses. Pursuant to this arrangement, approximately $1,935,000 and $459,000 was allocated by First Nationwide Management to FN Holdings for the years ended December 31, 1995 and 1994, respectively.

   Effective December 1, 1994, the Bank entered into the Services Agreement with First Nationwide Management whereby selected Bank employees (including Messrs. Webb, Flanagan, and Staff) provided services for First Nationwide Management and certain of its subsidiaries. Fees are paid to the Bank under the Services Agreement at the rate of approximately $86,000 per month based on actual services provided and approximated $1,092,000 and $86,000 for the years ended December 31, 1995 and 1994, respectively. These costs are included in the amounts allocated by First Nationwide Management to FN Holdings as described in the preceding paragraph.

   Effective on June 1, 1995, the Bank entered into an agreement whereby it provides marketing and other support services to TNIS in connection with the insurance agency business it purchased from a Bank subsidiary on the same date. Service charges under this agreement amount to approximately $43,000 per month. Management believes that the terms and conditions of these arrangements are at least as favorable to the Bank as that which could be obtained from a similar arrangement with an affiliated party.

 Sale of Business to TNIS

   Effective on June 1, 1995, FNC Insurance Agency, Inc., a wholly owned subsidiary of the Bank, sold that portion of its insurance agency business related to marketing insurance products to the Bank's retail deposit and consumer loan customers to TNIS for approximately $0.7 million. Management believes that the terms and conditions of this transaction are at least as favorable to the Bank and FN Holdings as might have been obtained in a similar transaction with an unaffiliated party.

 Loans to Executive Officers and Directors

   Some of the Bank's executive officers, directors, and members of their immediate families have engaged in loan transactions with First Nationwide. Such loans were made: (i) in the ordinary course of the Bank's business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions between the Bank and other persons, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(A) 1. FINANCIAL STATEMENT SCHEDULES

   Schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements or notes thereto.

(B) EXHIBITS

3.1 Third Restated Certificate of Incorporation of First Nationwide Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-00854), dated February 2, 1996 (the "February 1996 Form S-1").)

3.2        By-laws of the First Nationwide Holdings Inc. as amended.
           (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (the "FN 1994 Form 10-K").)

4.1 Indenture, dated as of October 1, 1986, between First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association Re: $100,000,000 10% Subordinated Debentures due 2006. (Incorporated by reference to Exhibit 4.5 to the FN 1994 Form 10-K.)

4.2 First Supplemental Indenture, dated as of September 30, 1994, among First Madison Bank, FSB, First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association, supplementing the Indenture, dated as of October 1, 1986, between First Nationwide Bank, A Federal Savings Bank, and Bank of America National Trust and Savings Association Re: $100,000,000 10% Subordinated Debentures due 2006. (Incorporated by reference to Exhibit 4.6 to the FN 1994 Form 10-K.)

4.3 Indenture, dated as of July 15, 1994, between the Registrant and The First National Bank of Boston, as trustee relating to the Registrant's $200 million aggregate principal amount of 12 1/4 % Senior Notes Due 2001. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-82654) dated October 21, 1994, as amended (the "October 1994 Form S-1").)

4.4 Indenture, dated as of January 31, 1996, between the Registrant and The Bank of New York, as trustee, relating to the Registrant's 9 1/8 % Senior Subordinated Notes Due 2003. (Incorporated by reference to Exhibit 4.1 to the February 1996 Form S-1.)

4.5 Note Purchase Agreement, dated as of September 1, 1994, between SFFed Corp. and each of the purchasers. (Incorporated by reference to Exhibit 4.5 to the February 1996 Form S-1.)

4.6 First Amendment and Waiver Agreement, dated December 11, 1995, between SFFed Corp. and each of the purchasers, supplementing the Note Purchase Agreement, dated as of September 1, 1994, between SFFed Corp. and each of the purchasers. (Incorporated by reference to Exhibit 4.6 to the February 1996 Form S-1.)

4.7 Registration Agreement, dated January 23, 1996, by and among the Registrant, Smith Barney Inc. and Keefe, Bruyette & Woods, Inc. (Incorporated by reference to Exhibit 4.7 to the February 1996 Form S-1.)

10.1 Tax Sharing Agreement, effective as of January 1, 1994, by and among First Madison Bank, FSB, First Nationwide Holdings Inc. and Mafco Holdings, Inc. (Incorporated by reference to Exhibit 10.10 to the October 1994 Form S-1.)

10.2 Assistance Agreement, dated as of December 28, 1988, by and among the Federal Savings and Loan Insurance Corporation, First Madison Bank, FSB (formerly named First Texas Bank, FSB) and MacAndrews & Forbes Holdings Inc. (Incorporated by reference to Exhibit 10.2 to the October 1994 Form S-1.)

10.3 Modification Agreement, dated January 31, 1992, by and among the Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund, Resolution Trust Corporation, First Madison Bank, FSB (formerly named First Gibraltar Bank, FSB), First Gibraltar Holdings Inc. and MacAndrews & Forbes Holdings Inc. (Incorporated by reference to Exhibit 10.3 to the October 1994 Form S-1.)

10.4 Asset Purchase Agreement, dated as of April 14, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 3, 1994 (the "October 1994 Form 8-K").)

10.5 Amendment No. 1 to the Asset Purchase Agreement, dated as of September 30, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.3 to the October 1994 Form 8-K.)

10.6 Amendment No. 2 to the Asset Purchase Agreement, dated as of September 30, 1994, between First Madison Bank, FSB, and First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit 2.4 to the October 1994 Form 8-K.)

10.7 Non-Performing Asset Sale Agreement, dated September 30, 1994, between First Madison Bank, FSB, and Granite Management and Disposition, Inc. (Incorporated by reference to Exhibit 10.1 to the October 1994 Form 8-K.)

10.8 Settlement Agreement, dated June 17, 1991, by and among First Gibraltar Bank, FSB, Affiliated Computer Services, Inc. and the Federal Deposit Insurance Corporation, in its corporate capacity, the Federal Deposit Insurance Corporation, as receiver for Gibraltar Savings Association, and the Federal Deposit Insurance Corporation, as receiver for First Texas Savings Association. (Incorporated by reference to Exhibit 10.2 to the October 1994 Form 8-K.)

10.9 Office Lease, dated as of November 15, 1990, between Webb/San Francisco Ventures, Ltd. and First Nationwide Bank, A Federal Savings Bank. Confidential treatment has been granted for portions of this document. (Incorporated by reference to Exhibit 10.6 to the October 1994 Form S-1.)

10.10 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Gerald J. Ford, dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.13 to the FN 1994 Form 10.10 10-K.)

10.11 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Carl B. Webb, II, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.14 to the FN 1994 Form 10-K.)

10.12 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Christie S. Flanagan, dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.15 to the FN 1994 Form 10-K.)

10.13 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and James R. Staff, dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.16 to the FN 1994 Form 10-K.)

10.14 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Lacy Newman dated as of February 1, 1995. (Incorporated by reference to Exhibit 10.15 to the February 1996 Form S-1.)

10.15 Employment Agreement between First Nationwide Bank, A Federal Savings Bank, and Roger L. Gordon as of January 30, 1996. (Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.16 Employment Agreement, dated as of January 1, 1996, between First Nationwide and Richard P. Hodge. (Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.17 Mortgage Company Asset Sale Agreement by and among Resolution Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, America's Lending Network, Inc., and Stanfed Financial Services, Inc.; and First Nationwide Mortgage Corporation dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.18 to the FN 1994 Form 10-K.)

10.18 Receivables Sale Agreement by and among Resolution Trust Corporation as conservator for Standard Federal Savings Association, America's Mortgage Servicing, Inc., A Mortgage Company, and America's Lending Network, Inc.; and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.19 to the FN 1994 Form 10-K.)

10.19 Purchase and Sale Agreement by and between Resolution Trust Corporation in its corporate capacity and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.20 to the FN 1994 Form 10-K.)

10.20 Purchase and Sale Agreement by and among Resolution Trust Corporation as receiver of or conservator for certain associations and First Nationwide Mortgage Corporation, dated as of December 1, 1994. (Incorporated by reference to Exhibit 10.21 to the FN 1994 Form 10-K.)

10.21 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated December 2, 1994, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, as of December 1, 1994. (Incorporated by reference to Exhibit 10.22 to the FN 1994 Form 10-K.)

10.22 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 23, 1995, regarding the Mortgage Company Asset Sale Agreement, Receivable Sales Agreement, and two Purchase and Sales Agreements among such parties, as of December 1, 1994. (Incorporated by reference to Exhibit 10.23 to the FN 1994 Form 10-K.)

10.23 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 24, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, as of December 1, 1994. (Incorporated by reference to Exhibit 10.24 to the FN 1994 Form 10-K.)

10.24 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset sale Agreement among such parties, as of December 1, 1994 (power of attorney matters). (Incorporated by reference to Exhibit 10.25 to the FN 1994 Form 10-K.)

10.25 Letter agreement between the Resolution Trust Corporation, as conservator for Standard Federal Savings Association, et al., and First Nationwide Mortgage Corporation, dated February 28, 1995, regarding the Mortgage Company Asset Sale Agreement among such parties, as of December 1, 1994 (amendments to schedules). (Incorporated by reference to Exhibit 10.26 to the FN 1994 Form 10-K.)

10.26 Agreement for Provision of Services between First Nationwide Bank, A Federal Savings Bank and First Gibraltar (Parent) Holdings Inc., dated as of December 1, 1994. (Incorporated by reference to Exhibit
           10.27 to the FN 1994 Form 10-K.)

10.27 Asset Purchase Agreement between Trans Network Insurance Services Inc. and FNC Insurance Agency, Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.24 to the Registrant's Post-Effective Amendment No. 1 to the 1994 Form S-1 (the "June 1995 Post-Effective Amendment").)

10.28 Trans Network Marketing and Support Services Agreement between First Nationwide Bank, A Federal Savings Bank, and Trans Network Insurance Services Inc. dated effective June 1, 1995. (Incorporated by reference to Exhibit 10.25 to the June 1995 Post-Effective Amendment.)

10.29 Amendment No. 2 to Lease between First Nationwide Bank, A Federal Savings Bank, and RNM 135 Main, L.P. dated April 6, 1995. (Incorporated by reference to Exhibit 10.26 to the June 1995 Post-Effective Amendment.)

10.30 Asset Purchase and Sale Agreement, dated September 22, 1995 by and between First Nationwide and Fifth Third Bank of Northeastern Ohio. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 19, 1996 (the "January 1996 8-K").)

10.31 Letter Amendment, dated December 26, 1995, to Asset Purchase and Sale Agreement, dated September 22, 1995, by and between First Nationwide and Fifth Third Bank of Northeastern Ohio. (Incorporated by reference to Exhibit 10.2 to the January 1996 8-K.)

10.32 Agreement and Plan of Merger, dated August 27, 1995 by and between First Nationwide Bank, A Federal Savings Bank and SFFed Corp. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 1, 1996 (the "February 1996 8-K").)

10.33 Stock Option Agreement, dated August 27, 1995 between First Nationwide Bank, A Federal Savings Bank and SFFed Corp. (Incorporated by reference to Exhibit 10.2 to the February 1996 8-K.)

10.34 Exchange Agreement, dated September 26, 1994 by and among Gerald J. Ford, the Registrant and NationsBank of Texas, NA. (Incorporated by reference to Exhibit 10.12 to the October 1994 Form S-1.)

10.35 Exchange Agreement, dated October 20, 1994 between Carl B. Webb and the Registrant. (Incorporated by reference to Exhibit 10.9 to the February 1996 Form S-1.)

10.36      Stockholders Agreement, dated October 3, 1994 by and among Gerald
           J. Ford, the Registrant and First Nationwide (Parent) Holdings Inc. (Incorporated by reference to Exhibit 10.16 to the October 1994 Form S-1.)

10.37 Assignment from Trans Network Insurance Services Inc. to First Nationwide Management Corp. of Agreement for Provision of Services. (Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.38 Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.27 to Post Effective Amendment No. 1 to the June 1995 Post Effective Amendment.)

10.39 First Amendment, dated as of January 1, 1995, by and among First Nationwide Management Corp., Diamond A-Ford Corporation, Trans Network Insurance Services, Inc. and Gerald J. Ford, supplementing the Consulting Agreement between First Nationwide Management Corp. and Gerald J. Ford dated as of October 1, 1994. (Incorporated by reference to Exhibit 10.31 to the February 1996 Form S-1.)

10.40 Management Incentive Plan for Certain Employees of First Nationwide Bank, A Federal Savings Bank. (Incorporated by reference to Exhibit
           10.32 to the February 1996 Form S-1.)

10.41 Reimbursement and Expense Allocation Agreement, dated as of January 1, 1996, by and between First Nationwide Management Corp. and the Registrant. (Incorporated by reference to Exhibit 10.33 to the February 1996 Form S-1.)

12.1 Statement regarding the computation of ratio of earnings to fixed charges for the Registrant. (Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

21.1 Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the February 1996 Form S-1.)

24.1 Power of Attorney executed by Ronald O. Perelman. (Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

24.2 Power of Attorney executed by P. Richard Frieder. (Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

24.3 Power of Attorney executed by Howard Gittis. (Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.)

27.1       Financial Data Schedule

(C) REPORTS ON FORM 8-K

   None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          First Nationwide Holdings Inc.

                                          By:  /s/ Laurence Winoker
                                               ------------------------------
                                               Laurence Winoker
                                               Vice President and
                                               Controller

                                               (Signing on behalf of the
                                               Registrant and as the
                                               Principal Accounting Officer)
May 14, 1996

                        INDEX TO FINANCIAL STATEMENTS

                                                        PAGE
                                                       ------
At December 31, 1995 and 1994 and for the years ended
 December 31, 1995, 1994 and 1993:

Independent Auditors' Report .......................    F-2

Consolidated Statements of Financial Condition  ....    F-3

Consolidated Statements of Operations ..............    F-4

Consolidated Statements of Stockholders' Equity  ...    F-5

Consolidated Statements of Cash Flows ..............    F-6

Notes to Consolidated Financial Statements  ........    F-8

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
First Nationwide Holdings Inc.:

We have audited the accompanying consolidated statements of financial condition of First Nationwide Holdings Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Nationwide Holdings Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," in 1995, and No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994 and No. 109, "Accounting for Income Taxes" in 1993.

                                          KPMG PEAT MARWICK LLP

Dallas, Texas
March 8, 1996

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          December 31, 1995 and 1994
                (dollars in thousands, except per share data)

RM132

                                                                         1995           1994
                                                                     ----------    -------------
                              ASSETS
Cash and amounts due from banks ..................................   $   154,758    $    149,564
Interest-bearing deposits in other banks .........................        32,778          39,219
Short-term investment securities .................................       125,035              --
                                                                     -----------   -------------
 Cash and cash equivalents .......................................       312,571         188,783
Securities available for sale ....................................     1,826,075          45,000
Securities to be held to maturity (fair value $1,455 in 1995
 and $409,398 in 1994) ...........................................         1,455         411,859
Mortgage-backed securities to be held to maturity (fair value
 $1,567,197 in 1995 and $3,095,994 in 1994) ......................     1,524,488       3,153,812
Loans held for sale, net .........................................     1,203,412          26,354
Loans receivable, net ............................................     8,831,018       9,966,886
Covered assets, net ..............................................        39,349         311,603
Investment in Federal Home Loan Bank System ("FHLB")  ............       109,943         128,557
Office premises and equipment, net ...............................        93,509          76,523
Foreclosed real estate, net ......................................        48,535          37,369
Accrued interest receivable ......................................       100,604          87,706
Core deposit and other intangible assets .........................        18,606          12,217
Mortgage servicing rights ........................................       241,355          86,840
Other assets .....................................................       295,325         150,050
                                                                     -----------   -------------
  Total assets ...................................................   $14,646,245     $14,683,559
                                                                     ===========   =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .........................................................   $ 10,241,628    $  9,196,656
Securities sold under agreements to repurchase ...................       969,510       1,883,490
Borrowings .......................................................     2,392,862       2,808,979
Other liabilities ................................................       279,099         140,832
                                                                     -----------   -------------
  Total liabilities ..............................................    13,883,099      14,029,957
                                                                     -----------   -------------
Minority interest--preferred stock of First Nationwide Bank  .....       300,730         300,730
Stockholders' equity:
 Class A common stock, $1.00 par value, 800 shares
  authorized, 800 shares issued and outstanding ..................             1               1
 Class B common stock, $1.00 par value, 200 shares
  authorized, 200 shares issued and outstanding ..................            --              --
 Class C common stock, $1.00 par value, 250 shares
  authorized, 169.5 and 230.3 shares issued and outstanding
  at December 31, 1995 and 1994, respectively ....................            --              --
 Additional paid-in capital ......................................       223,000         283,801
 Net unrealized holding gain on securities available for sale  ...        63,512          11,000
 Retained earnings (substantially restricted) ....................       175,903          58,070
                                                                     -----------   -------------
  Total stockholders' equity .....................................       462,416         352,872
                                                                     -----------   -------------
  Total liabilities and stockholders' equity .....................   $14,646,245     $14,683,559
                                                                     ===========   =============


           See accompanying notes to consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1995, 1994 and 1993
                                (in thousands)


                                                                1995         1994        1993
                                                            -----------  ----------  ----------
Interest income:
 Loans receivable .........................................  $  799,607    $212,553    $  15,766
 Mortgage-backed securities ...............................     212,880      43,015       6,028
 Covered assets ...........................................      10,705      29,991      49,128
 Loans held for sale ......................................      24,257         583          --
 Securities and interest-bearing deposits in other banks  .      28,396       6,997      24,342
                                                              ---------  ----------  ----------
  Total interest income ...................................   1,075,845     293,139      95,264
                                                              ---------  ----------  ----------
Interest expense:
 Deposits .................................................     447,359     100,957      55,410
 Securities sold under agreements to repurchase  ..........     104,957      18,863         805
 Borrowings ...............................................     182,499      80,025      18,513
                                                              ---------  ----------  ----------
  Total interest expense ..................................     734,815     199,845      74,728
                                                              ---------  ----------  ----------
  Net interest income .....................................     341,030      93,294      20,536
Provision for loan losses .................................      37,000       6,226       1,402
                                                              ---------  ----------  ----------
  Net interest income after provision for loan losses  ....     304,030      87,068      19,134
                                                              ---------  ----------  ----------
Noninterest income:
 Loan servicing fees, net .................................      70,265      10,042       8,868
 Customer banking fees and service charges ................      47,493      10,595       2,863
 Management fees ..........................................      15,141      13,121       7,855
 Gain (loss) on sale of assets ............................         147        (152)     24,188
 Gain on sales of branches ................................          --          --     140,877
 Other income .............................................      17,927       7,552       6,225
                                                             ----------  ----------  ----------
  Total noninterest income ................................     150,973      41,158     190,876
                                                             ----------  ----------  ----------
Noninterest expense:
 Compensation and employee benefits .......................     154,288      48,846      24,951
 Occupancy and equipment ..................................      49,897      12,247       5,343
 Data processing ..........................................       9,787       2,888       3,739
 Savings Association Insurance Fund deposit insurance
  premium .................................................      22,262       6,813       3,259
 Marketing ................................................      10,810       3,385         166
 Loan expense .............................................      12,431       1,132         388
 Foreclosed real estate operations, net ...................        (927)       (528)       (726)
 Amortization of core deposit and other intangible assets         1,474         222         468
 Other ....................................................      72,531      21,293      25,804
                                                             ----------  ----------  ----------
  Total noninterest expense ...............................     332,553      96,298      63,392
                                                             ----------  ----------  ----------
Income before income taxes, extraordinary item and
 minority interest ........................................     122,450      31,928     146,618
Income taxes ..............................................     (57,185)      2,558       2,500
                                                             ----------  ----------  ----------
Income before extraordinary item and minority interest  ...     179,635      29,370     144,118
Extraordinary item--gain on early extinguishment of FHLB
 advances, net ............................................       1,967       1,376          --
                                                             ----------  ----------  ----------
Income before minority interest ...........................     181,602      30,746     144,118
Minority interest--First Nationwide Bank preferred stock
 dividends ................................................      34,584          --          --
                                                             ----------  ----------  ----------
  Net income ..............................................  $  147,018    $  30,746   $144,118
                                                             ==========  ==========  ==========


         See accompanying notes to consolidated financial statements.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1995, 1994 and 1993
                                (in thousands)

                                          COMMON STOCK
                                -------------------------------
                                  CLASS A    CLASS B    CLASS C
                                ---------  ---------  ---------
Balance at January 1, 1993  ... $1         --         --
Net income .................... --         --         --
Redemption of preferred stock   --         --         --
Dividends and distributions to
 stockholders ................. --         --         --
                                ---------  ---------  ---------
Balance at December 31, 1993  .  1         --         --
Net income .................... --         --         --
Issuance of class C common
 stock ........................ --         --         --
Issuance of the Bank's
 preferred stock .............. --         --         --
Change in net unrealized
 holding gain on securities
 available for sale ........... --         --         --
                                ---------  ---------  ---------
Balance at December 31, 1994  .  1         --         --
Net income .................... --         --         --
Redemption of class C common
 stock ........................ --         --         --
Dividends on class C common
 stock ........................ --         --         --
Change in net unrealized
 holding gain on securities
 available for sale ........... --         --         --
                                ---------  ---------  ---------
Balance at December 31, 1995  . $1         --         --
                                =========  =========  =========

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                                  NET UNREALIZED
                                  ADDITIONAL     HOLDING GAIN ON                       TOTAL
                                   PAID-IN     SECURITIES AVAILABLE   RETAINED     STOCKHOLDERS'
                                   CAPITAL           FOR SALE         EARNINGS        EQUITY
                                ------------  --------------------  -----------  ---------------
Balance at January 1, 1993  ...   $ 401,569        --                 $  71,206      $ 472,776
Net income ....................          --        --                   144,118        144,118
Redemption of preferred stock      (124,500)       --                        --       (124,500)
Dividends and distributions to
 stockholders .................    (191,500)       --                  (188,000)      (379,500)
                                ------------  --------------------  -----------  ---------------
Balance at December 31, 1993  .      85,569        --                    27,324        112,894
Net income ....................          --        --                    30,746         30,746
Issuance of class C common
 stock ........................     210,376        --                        --        210,376
Issuance of the Bank's
 preferred stock ..............     (12,144)       --                        --        (12,144)
Change in net unrealized
 holding gain on securities
 available for sale ...........          --   $11,000                        --         11,000
                                ------------  --------------------  -----------  ---------------
Balance at December 31, 1994  .     283,801    11,000                    58,070        352,872
Net income ....................          --       --                    147,018        147,018
Redemption of class C common
 stock ........................     (60,801)      --                         --        (60,801)
Dividends on class C common
 stock ........................          --       --                    (29,185)       (29,185)
Change in net unrealized
 holding gain on securities
 available for sale ...........          --    52,512                        --         52,512
                                ------------  --------------------  -----------  ---------------
Balance at December 31, 1995  .   $ 223,000   $63,512                 $ 175,903      $ 462,416
                                ============  ====================  ===========  ===============

         See accompanying notes to consolidated financial statements.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1995, 1994 and 1993
                                (in thousands)


                                                            1995           1994           1993
                                                       -------------  -------------  -------------
Cash flows from operating activities:
 Net income ..........................................   $   147,018     $   30,746    $   144,118
 Adjustments to reconcile net income to net cash
  used in operating activities:
  Adjustments related to the BAC Sale:
   Write-off of excess cost over fair value of net
    assets acquired ..................................            --            --          59,506
   Write-off of purchase premiums and discounts for
    assets and liabilities sold ......................            --            --         (49,013)
   Net premium on liabilities sold ...................            --            --        (141,215)
   Net premium on assets sold ........................            --            --         (17,363)
   Other adjustments .................................            --            --           7,208
  Amortization of core deposit and other intangible
   assets ............................................         1,474           222             468
  (Accretion) amortization of premiums and
   discounts, net ....................................        (5,491)        3,156           1,545
  Amortization of mortgage servicing rights  .........        33,892         3,604           2,259
  Provision for accrued termination and facilities
   costs .............................................        12,772            --              --
  Provision for loan losses ..........................        37,000         6,226           1,402
  Loss (gain) on sales of assets .....................        17,755           158         (24,373)
  Gain on sales of foreclosed real estate ............        (3,010)         (728)         (1,864)
  Extraordinary gain on early extinguishment of
   FHLB advances .....................................        (1,967)       (1,376)             --
  Depreciation and amortization ......................         9,650         2,725           2,118
  FHLB stock dividend ................................        (6,951)       (3,188)         (1,433)
  Capitalization of originated mortgage servicing
   rights and excess servicing fees receivable  ......       (17,902)           --              --
  Purchases and originations of loans held for sale  .    (1,773,437)      (40,284)             --
  Proceeds from the sale of loans held for sale  .....     1,191,281        47,227              --
  Increase in other assets ...........................       (75,273)      (64,217)        (65,242)
  (Increase) decrease in accrued interest receivable          (9,743)          759             752
  Increase (decrease) in other liabilities  ..........        12,619       (22,224)         38,640
                                                          ----------- -------------  -------------
   Total adjustments .................................      (577,331)      (67,940)       (186,605)
                                                          ----------- -------------  -------------
   Net cash flows used in operating activities  ......      (430,313)      (37,194)        (42,487)
                                                          ----------- -------------  -------------
Cash flows from investing activities:
 Acquisitions and divestitures:
  Maryland Acquisition and Lomas 1995 Purchase  ......      (214,727)           --              --
  Branch Acquisitions ................................       501,351            --              --
  FN Acquisition .....................................            --      (526,813)             --
  Illinois Branch Sale ...............................            --        31,263              --
  BAC Sale ...........................................            --            --        (471,998)
 Purchases of securities available for sale  .........            --         5,939              --
 Proceeds from sales of securities available for sale             --         5,939              --
 Purchases of securities held to maturity ............      (157,962)     (152,068)     (3,473,977)

                               F-6








               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 Years Ended December 31, 1995, 1994 and 1993
                                (in thousands)
                                                            1995           1994           1993
                                                         -----------  -------------  -------------
 Proceeds from maturities of securities held to
  maturity ...........................................   $   344,475    $   108,754    $         --
 Purchases of mortgage-backed securities available
  for sale ...........................................            --         (5,758)            --
 Proceeds from sales of mortgage-backed securities
  available for sale .................................            --          5,758             --
 Purchases of mortgage-backed securities held to
  maturity ...........................................       (19,825)       (58,125)      (454,327)
 Principal payments on mortgage-backed securities
  held to maturity ...................................       570,607        177,926        159,925
 Proceeds from sales of mortgage-backed securities
  held to maturity ...................................            --             --         80,205
 Proceeds from sales of loans receivable .............       431,247        154,638        300,156
 Net increase in loans receivable ....................       (86,193)       (69,025)       (38,149)
 Decrease in covered assets ..........................       272,254        279,930        243,355
 Redemptions of FHLB stock, net of purchases  ........        25,565         28,281             --
 Purchases of office premises and equipment  .........       (15,331)        (2,555)        (1,251)
 Proceeds from the disposal of office premises and
  equipment ..........................................         1,667          1,427             --
 Proceeds from sales of foreclosed real estate  ......        71,453         25,763          8,182
 Purchase of mortgage servicing rights ...............          (774)          (444)        (1,728)
                                                       -------------   ------------  -------------
  Net cash flows (used in) provided by investing
   activities ........................................     1,723,807         (1,048)    (3,649,607)
Cash flows from financing activities:
 Net increase (decrease) in deposits .................       542,633        (83,851)      (432,464)
 Proceeds from additional borrowings .................     6,151,319      1,472,160        112,100
 Principal payments on borrowings ....................    (6,860,569)    (2,239,248)      (138,874)
 Net (decrease) increase in securities sold under
  agreements to repurchase ...........................      (913,103)       534,998        119,144
 Issuance of class C common stock ....................            --        210,376             --
 Redemption of class C common stock ..................       (60,801)            --             --
 Dividends on class C common stock ...................       (29,185)            --             --
 Minority interest--issuance of First Nationwide
  preferred stock ....................................            --        288,586             --
 Redemption of preferred stock .......................            --             --       (124,500)
                                                       -------------   ------------  -------------
 Dividends ...........................................            --             --       (136,210)
 Net cash transferred through dividend of First
  Gibraltar Mortgage Holdings ........................            --             --         (4,295)
  Net cash flows provided by (used in) financing
   activities ........................................    (1,169,706)       183,021       (605,099)
                                                                       ------------  -------------
Net change in cash and cash equivalents ..............       123,788        144,779     (4,297,193)
Cash and cash equivalents at beginning of year  ......       188,783         44,004      4,341,197
                                                       -------------   ------------  -------------
Cash and cash equivalents at end of year .............   $   312,571    $   188,783    $    44,004
                                                       =============   ============  =============


         See accompanying notes to consolidated financial statements.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

   First Nationwide Holdings Inc. (the "Company" or "FN Holdings") is a holding company whose only significant asset is all of the outstanding shares of common stock of First Nationwide Bank, A Federal Savings Bank, formerly First Madison Bank, FSB ("First Madison") ("First Nationwide" or "Bank"). The Company is a subsidiary of First Nationwide (Parent) Holdings Inc. ("Parent Holdings"), which is a subsidiary of First Gibraltar Holdings Inc. ("First Gibraltar Holdings"), an indirect subsidiary of MacAndrews & Forbes Holdings Inc. ("M&F Holdings").

   First Nationwide was organized and chartered as First Gibraltar Bank, FSB (First Gibraltar), a Federal stock savings bank in December 1988 for the primary purpose of acquiring substantially all of the assets and assuming deposit, secured and certain other liabilities of five insolvent Texas savings and loan associations ("Closed Associations") from the Federal Savings and Loan Insurance Corporation ("FSLIC"), as receiver. On August 9, 1989, the FSLIC was abolished and its obligations and rights were assumed by the FSLIC Resolution Fund ("FSLIC/RF").

   Acquisition of the Closed Associations was made pursuant to five substantially similar acquisition agreements and an assistance agreement ("Assistance Agreement") among the FSLIC/RF, First Gibraltar, First Gibraltar Holdings and M&F Holdings, and became effective on December 28, 1988. Both First Gibraltar Holdings and M&F Holdings are indirect parents of First Nationwide. Assets subject to the Assistance Agreement are known as "Covered Assets." The Assistance Agreement generally provides for guaranteed yield amounts to be paid on the book value of the Covered Assets, and pays First Nationwide for 90% of the losses incurred upon disposition of the Covered Assets ("Capital Loss Provision"). The remaining 10% not reimbursed, net of 10% of all asset recoveries and certain agreed-upon Covered Asset disposition fees ("Shared Gain"), is known as the "FSLIC/RF Reimbursement". In January 1992, certain provisions of the Assistance Agreement were renegotiated and amended or modified.

   On February 1, 1993, First Gibraltar sold to BankAmerica Corporation certain assets, liabilities and substantially all of the branch operations of First Gibraltar located in Texas, including $829 million of loans and 130 branches with approximately $6.9 billion in deposits (the "BAC Sale"). A net gain of $141 million was recorded in connection with this sale. Subsequent to the BAC Sale, First Gibraltar changed its name to First Madison and its principal business consisted of funding the Covered Assets and the performance of its obligations under the Assistance Agreement.

   On April 14, 1994, First Madison entered into the Asset Purchase Agreement (the "Asset Purchase Agreement") with First Nationwide Bank, A Federal Savings Bank ("Old FN"), an indirect subsidiary of Ford Motor Company ("Ford Motor"). On October 3, 1994, effective immediately after the close of business on September 30, 1994, First Madison acquired substantially all of the assets and certain of the liabilities (the "FN Acquired Business") of Old FN (the "FN Acquisition") for approximately $715 million based on estimates prepared by Old FN. On March 2, 1995, an additional $11.5 million was paid to Old FN pursuant to certain settlement provisions of the Asset Purchase Agreement. Effective on October 1, 1994, First Madison changed its name to First Nationwide.

   Following the FN Acquisition, First Nationwide's principal business consists of operating retail deposit branches and originating and/or purchasing one- to four-family real estate mortgage loans and, to a lesser extent, certain consumer loans. First Nationwide actively manages its portfolio of commercial real estate loans acquired through acquisitions and is also active in mortgage banking and loan servicing. These operating activities are financed principally with customer deposits, secured short-term and long-term borrowings, collections on loans and mortgage-backed securities, asset sales and retained earnings.

   During 1995, the FSLIC/RF exercised its right under the Assistance Agreement to purchase substantially all of the remaining Covered Assets at the fair market value of such assets (the "FDIC Purchase"). Under the Capital Loss Provision, losses sustained by First Nationwide from these actions are reimbursed by the FSLIC/RF and therefore no gain or loss was recorded on the sale of these assets to the Federal Deposit Insurance Corporation ("FDIC").

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (2) ACQUISITIONS

   The following represent acquisitions consummated during 1995. In addition, the Bank has executed various contracts in 1995 for the acquisition of other thrift institutions and mortgage loan servicing operations, and for the sale of a significant portion of the retail deposit operations outside California, as further described in note 34.

 FN Acquisition

   The FN Acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to assets and liabilities based on estimates of fair values at October 3, 1994. Since October 3, 1994, the results of operations of the FN Acquired Business have been included in First Nationwide's consolidated statements of operations.

   The following is a summary of the assets acquired and liabilities assumed in connection with the FN Acquisition at October 3, 1994 (in thousands):

                                                                                                    ESTIMATED
                                                                                                    REMAINING
                                                     OLD FN       FAIR VALUE    FIRST NATIONWIDE    LIVES (IN
                                                 CARRYING VALUE   ADJUSTMENTS    CARRYING VALUE       YEARS)
                                                --------------  -------------  ----------------  --------------
Securities ....................................   $     355,760    $ (3,989)     $     351,771        1 to 5
Mortgage-backed securities ....................      1,615,183      (30,516)         1,584,667        6 to 9
Loans held for sale ...........................         33,527          (72)            33,455          --
Loans receivable, net .........................     11,395,622        6,651         11,402,273       2 to 18
Investment in FHLB ............................        111,654           --            111,654          --
Offices premises and equipment ................         98,075      (13,166)            84,909       3 to 10
Foreclosed real estate, net ...................         48,188       (4,032)            44,156          --
Accrued interest receivable ...................         86,361           --             86,361        2 to 7
Cost of mortgage servicing rights, net  .......         50,718       39,282             90,000        2 to 4
Other assets ..................................         82,186       67,304            149,490        2 to 5
Deposits ......................................    (10,047,911)     (25,607)       (10,073,518)       1 to 5
Securities sold under agreement to repurchase       (1,229,296)        (416)        (1,229,712)         --
Borrowings ....................................     (2,012,574)      33,765         (1,978,809)      1 to 17
Other liabilities .............................       (106,073)     (36,250)          (142,323)       1 to 5
                                                --------------  -------------  ----------------
                                                       481,420       32,954            514,374
Cash and cash equivalents .....................        188,109           --            188,109
                                                --------------  -------------  ----------------
                                                  $     669,529    $  32,954           702,483
                                                ==============  =============  ----------------
Purchase price paid at closing ................                                        714,922
                                                                               ----------------
Excess cost over fair value of net assets
 acquired .....................................                                   $     12,439
                                                                               ================

   The amount paid at closing was based on an estimated purchase price prepared by Old FN. This estimate was subsequently adjusted, and an additional $11.5 million, plus interest, was paid to Old FN on March 2, 1995. As a result of this additional amount paid and other revisions to the original fair value estimates, the excess of cost over fair value of net assets acquired was reduced to $6.5 million.

   The Bank financed the FN Acquisition and paid related fees and expenses with (i) a capital contribution by FN Holdings, funded with the net proceeds of (a) the issuance by FN Holdings of its 12 1/4% Senior Notes due 2001 ("Senior Notes"), and (b) the issuance of FN Holdings' class C common stock to Parent Holdings, (ii) the net proceeds from the issuance of 3,007,300 shares of the Bank's 11 1/2% Noncumulative Perpetual Preferred Stock ("Preferred Stock"), and (iii) existing cash and proceeds from securities sold under agreements to repurchase.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    On October 7, 1994, First Nationwide sold the FN Acquired Business' branch network in Illinois, with approximately $1.2 billion in deposits, to Household Bank, f.s.b. (the "Illinois Sale"). The Illinois Sale was funded with approximately $1.2 billion in borrowings and did not result in any gain or loss. The following is a summary of the Bank's carrying value of the assets and liabilities of the branch operations in the Illinois Sale date of sale (in thousands):

 Office premises and equipment ......... $    10,293
Core deposit intangible (other assets)        89,726
Deposits ..............................   (1,218,758)
                                        ============

   The following pro forma financial information combines the historical results of the Company and the Acquired Business as if the FN Acquisition and the Branch Sale had occurred as of the beginning of each year presented. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the FN Acquisition and the Branch Sale had been consummated in the past nor do they project the results of operations in any future period (in thousands) (unaudited):

                       YEAR ENDED DECEMBER
                               31,
                     ----------------------
                         1994        1993
                     ----------  ----------
Net interest income    $385,313    $489,204
Net income .........     77,397     150,946
                     ==========  ==========

 Maryland Acquisition

   On February 28, 1995, the Bank's wholly owned mortgage bank operating subsidiary, First Nationwide Mortgage Corporation ("FNMC") acquired the mortgage servicing operations of the former Standard Federal Savings Association in Frederick, Maryland for approximately $178 million (the "Maryland Acquisition"). As a result of this transaction, the Bank acquired certain assets and liabilities and a loan servicing portfolio of approximately $11.4 billion (including a subservicing portfolio of $1.8 billion). The transaction was accounted for as a purchase. Accordingly, the accompanying consolidated statement of operations for the period ended December 31, 1995 includes the results of the acquired mortgage servicing operations for the period since March 1, 1995.

 Branch Acquisitions

   In April 1995, First Nationwide acquired approximately $13 million in deposits located in Tiburon, California, from East-West Federal Bank, a federal savings bank (the "Tiburon Purchase"). In August 1995, the Bank acquired three retail branches located in Orange County, California with deposit accounts totalling approximately $356 million from ITT Federal Bank, fsb, (the "ITT Purchase"). On December 8, 1995, the bank acquired four retail branches located in Sonoma County, California with deposit accounts of approximately $144 million from Citizens Federal Bank, a Federal Savings Bank (the "Sonoma Purchase" and, collectively with the Tiburon Purchase and the ITT Purchase, the "Branch Acquisitions"). The aggregate amounts received from the sellers in the Branch Acquisitions totalled $501 million.

 Lomas 1995 Purchase

   In September 1995, FNMC entered into an agreement to purchase a portion of Lomas Mortgage USA, Inc.'s ("LMUSA") loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), a master servicing portfolio of $2.9 billion and other assets, principally existing loans, loan production operations and ownership of Lomas Mortgage Services Inc. from LMUSA, a subsidiary of Lomas Financial Corporation, for $100 million, payable in installments, and the assumption of the certain indebtedness relating to the acquired loan portfolio totalling approximately $274 million (the "Lomas 1995 Purchase"). This transaction closed on October 2, 1995, and FNMC made the first installment totalling $35 million from existing cash. At December 31, 1995, approximately $64.7 million

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

remains payable to LMUSA and bears interest at the average federal funds rate plus 1%. The transaction was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements of operations include the results of the acquired operations since October 2, 1995.

   Pro froma financial information for the Maryland and Branch Acquisitions and the Lomas 1995 Purchase has not been presented because such information is not considered material to the consolidated financial statements.

 Purchase Accounting Adjustments

   Premiums and discounts related to interest-earning assets acquired and interest-bearing liabilities assumed are amortized (accreted) to operations using the level yield method over the estimated remaining lives of the respective assets and liabilities. Premiums and discounts relative to noninterest- earning assets and noninterest-bearing liabilities are amortized (accreted) to operations using the straight-line method over the estimated useful lives.

   Income before income taxes, extraordinary item and minority interest for the years ended December 31, 1995 and 1994 included net amortization (accretion) of premiums (discounts) of $.9 million and $.6 million, respectively, which resulted from the application of purchase accounting relative to interest-earning assets and interest-bearing liabilities assumed in the FN, Maryland and Branch Acquisitions, and the Lomas 1995 Purchase.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting and reporting policies of FN Holdings conform to generally accepted accounting principles and general practices within the savings and loan industry. The following summarizes the more significant of these policies.

   (a)     Basis of Presentation

       The accompanying consolidated financial statements include the accounts of FN Holdings, the Bank and the Bank's wholly owned subsidiaries not subject to the Assistance Agreement. Earnings per share data is not presented due to the limited ownership of the Company (see note 23). All significant intercompany accounts and transactions have been eliminated.

       Investments in and advances to directly-held subsidiaries at December 28, 1988 are Covered Assets under the provisions of the Assistance Agreement. Therefore, all significant activity regarding additional investments and dispositions is subject to FSLIC/RF approval. Because control over such subsidiaries does not rest solely with First Nationwide and ownership is temporary in management's view, the assets and liabilities and results of operations of these entities are not consolidated in the accompanying consolidated financial statements. The investments in these subsidiaries, including advances, are recorded as Covered Assets at their guaranteed values.

   (b)     Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and amounts due from banks, interest-bearing deposits in other banks and securities purchased under agreements to resell with original maturities of three months or less. Savings and loans are required by the Federal Reserve Bank to maintain noninterest-bearing cash reserves equal to a percentage of certain deposits. The reserve balance for First Nationwide at December 31, 1995 was $53.6 million.

   (c)     Securities and Mortgage-backed Securities

       The Company's investment in securities consists primarily of U.S. Government and agency securities and mortgage-backed securities. FN Holdings adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which specifies the accounting and reporting for all investments in debt securities and for

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    investments in equity securities that have readily determinable fair values, effective January 1, 1994. There was no material impact on the consolidated financial statements as a result of the adoption of SFAS 115 at January 1, 1994. SFAS 115 requires classification of debt and equity securities, including mortgage-backed securities, into one of three categories: to be held to maturity, available for sale or trading securities. Securities expected to be held to maturity represent securities which management has the positive intent and ability to hold to maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity until realized. Should an other than temporary decline in the fair value of a security classified as held to maturity or available for sale occur, the carrying value of such security would be written down to fair value by a charge to operations. Realized gains or losses on available for sale securities are computed on a specific identification basis and are accounted for on a trade-date basis.

       The Financial Accounting Standards Board ("FASB") issued a Special Report in November 1995, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Special Report"). The Special Report provided all entities an opportunity to reassess their ability and intent to hold securities to maturity and allowed a one time reclassification of securities from held-to-maturity to available-for-sale without "tainting" the remaining held-to-maturity securities. On December 29, 1995, the Company reclassified $1.5 billion and $231.8 million in carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from the respective held-to-maturity categories to securities available for sale.

       Amortization and accretion of premiums and discounts relating to mortgage-backed securities is recognized using the interest method over the estimated lives of the underlying mortgages with adjustments based on prepayment experience.

   (d)     Loans Held for Sale, Net

       One- to four-family residential mortgage loans originated and intended for sale in the secondary market and other loans which are expected to be sold in the near term are carried at the lower of cost or market value as determined by outstanding commitments from investors or current investor yield requirements calculated on an aggregate basis. Net unrealized losses are recognized in a valuation allowance by charges to income.

   (e)     Loans Receivable, Net

       Loans receivable, net, is stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan-origination fees and purchase discounts.

       Discounts on one- to four-family residential mortgage loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts on consumer and other loans are recognized over the lives of the loans using the interest method.

       A significant portion of First Nationwide's real estate loan portfolio is comprised of adjustable- rate mortgages. The interest rate and payment terms of these mortgages adjust on a periodic basis in accordance with various published indices. The majority of these adjustable-rate mortgages have terms which limit the amount of interest rate adjustment that can occur each year and over the life of the mortgage. During periods of limited payment increases, negative amortization may occur on certain adjustable-rate mortgages. See Note 30

       The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    the Bank's past loan loss experience, delinquency trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. As management utilizes information currently available to make such evaluation, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors. Additionally, regulatory authorities, as an integral part of their regular examination process, review the Bank's allowance for estimated losses on a periodic basis. These authorities may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

       Uncollectible interest on loans that are contractually ninety days or more past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received. When, in management's judgment, the borrower's ability to make periodic interest and principal payments returns, the loan is returned to accrual status.

   (f)     Impaired Loans

       Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" ("SFAS No. 118"). Under SFAS no. 114, a loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For FN Holdings, loans collectively reviewed for impairment include all single-family loans, and performing multi-family and commercial real estate loans under $500,000, excluding loans which have entered the workout process. The adoption of SFAS No. 114, as amended by SFAS No. 118, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment was consistent with methods prescribed in these standards.

       The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any insignificant delay (i.e., 60 days or less) or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, FN Holdings considers large nonhomogeneous loans including nonaccrual loans, troubled debt restructurings and performing loans which exhibit, among other characteristics, high loan-to-value ratios, low debt-coverage ratios, or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans, which represent substantially all of the Company's loan portfolio, on the fair value of the loan's collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

       Cash receipts on impaired loans not performing according to contractual terms are generally used to reduce the carrying value of the loan, unless the Company believes it will recover the remaining principal balance of the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of collateral of impaired loans are included in provision for loan losses. Upon disposition of an impaired loan, of principal, if any, is recorded through a charge-off to the allowance for loan losses.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (g)    Loan Origination and Commitment Fees and Related Costs

       Loan origination fees, net of direct underwriting and closing costs, are deferred and amortized to interest income using the interest method over the contractual term of the loans, adjusted for actual loan prepayment experience. Unamortized fees on loans sold or paid in full are recognized as income. Adjustable-rate loans with lower initial interest rates during the introductory period result in the amortization of a substantial portion of the net deferred fee during the introductory period.

       Commitment fees paid to investors, for the right to deliver permanent residential mortgages in the future to the investors at a specified yield, are deferred. Amounts are included in the recognition of gain (loss) on sale of loans as loans are delivered to the investor in proportion to the percentage relationship of loans delivered to the total commitment amount. Any unused fee is recognized as an expense at the expiration of the commitment date, or earlier, if it is determined that the commitment will not be filled.

       Fees received in connection with loan commitments are deferred and recognized as fee revenue on a straight-line basis over the term of the commitment. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise is recognized over the term of the loan as an adjustment to yield.

       Other loan fees and charges, which represent income from the prepayment of loans, delinquent payment charges, and miscellaneous loan services, are recognized as income when collected.

   (h)     Office Premises and Equipment

       Land is carried at cost. Premises, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Premises, equipment and leasehold improvements are depreciated or amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of the various classes of assets. Maintenance and repairs on premises and equipment are charged to expense in the period incurred.

       Closed facilities of the Company and its subsidiaries are carried at fair value. In the case of leased premises that are vacated by the Bank, a liability is established representing the difference between the net present value of future lease payments and the net present value of anticipated sublease income, if any, for the remaining term of the lease.

   (i)     Foreclosed Real Estate

       Real estate acquired through foreclosures is carried at fair value less estimated disposal costs at the time of foreclosure. Subsequent to foreclosure, First Nationwide charges current earnings with a provision for estimated losses when the carrying value of the collateral property exceeds its fair value.

   (j)     Core Deposit and Other Intangible Assets

       The core deposit intangible asset is amortized over the estimated lives of existing deposit relationships. Other intangible assets, principally excess of cost over fair value of net assets acquired in business combinations accounted for as a purchase, are amortized on a straight-line basis over the expected period to be benefited of 15 years. The Company periodically reviews the operations of the businesses acquired to determine that income from operations continues to support the recoverability of its intangible assets and the amortization periods used.

   (k)     Mortgage Servicing Rights

       The Company purchases mortgage servicing rights separately or it may acquire mortgage servicing rights by purchasing or originating mortgage loans and selling those loans with servicing rights retained. Generally, purchased mortgage servicing rights are capitalized at the cost to acquire

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    the rights and are carried at the lower of cost, net of accumulated amortization, or fair value. Originated mortgage servicing rights are capitalized based on the relative fair value of the servicing right to the fair value of the loan and are recorded at the lower of the capitalized amount, net of accumulated amortization, or fair value.

       The Company records mortgage servicing rights at cost, net of accumulated amortization. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The Company uses a cash flow model to calculate the amortization of mortgage servicing rights. The amortization of the mortgage servicing rights is analyzed periodically and is adjusted to reflect changes in prepayment rates and other estimates.

       On May 12, 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122"). This statement provides guidance for the recognition of mortgage servicing rights as an asset when a mortgage loan is sold and servicing rights are retained. The Company elected to adopt this standard effective April 1, 1995. The result of the adoption was to capitalize approximately $17 million in mortgage servicing rights related to loans originated by the Company in 1995.

       SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair value. To determine the fair value of mortgage servicing rights created since April 1, 1995, the Company uses market prices for comparable mortgage servicing contracts, when available, or alternatively uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

       SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount and current fair value of the servicing rights. In determining impairment, the Company aggregates all mortgage servicing rights and stratifies them based on the predominant risk characteristics of interest rate, loan type and investor type. Further, mortgage servicing rights capitalized prior to the adoption of SFAS No. 122 were stratified by acquisition to measure impairment. A valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification, by charge to income.

       The carrying value of mortgage servicing rights is amortized over the life of the related loan portfolio. A decline in long-term interest rates generally results in an acceleration in mortgage loan prepayments. Higher levels of prepayments would result in an acceleration of the amortization of mortgage servicing rights, causing a reduction in the Company's servicing fee income. Management takes the current and projected interest rate environment into account in estimating the amount of amortization of mortgage servicing rights included in the accompanying consolidated statements of operations. However, further declines in long-term interest rates could cause the level of prepayments to exceed management's estimates.

   (l)     Gains/Losses on Sales of Mortgage Loans

       Mortgage loans are generally sold with the mortgage servicing rights retained by the Company. Effective with the adoption of SFAS No. 122 on April 1, 1995, the carrying value of mortgage loans sold was reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains and losses are adjusted by the amount of excess servicing fees recorded. Excess servicing exists when the servicing fee on a mortgage loan sold with servicing retained exceeds a "normal" servicing fee (typically .25% to .375% per annum of

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    the mortgage loan principal amount.) The gain or loss will be adjusted to provide for the recognition of a normal service fee rate over the estimated lives of the loans. Deferred origination fees and expenses, net of commitment fees paid in connection with the sale of the loans, are recognized at the time of sale in the gain or loss determination.

   (m)     Servicing Fee Income

       Servicing fee income represents the fees earned for servicing mortgage loans under servicing agreements with the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), and certain private investors. The fees are based on a contractual percentage of the outstanding principal balance or a fixed amount per loan and are recorded as income when received. Amortization of capitalized excess servicing is netted against loan servicing fees to reflect a normal servicing fee. The amortization of mortgage servicing rights is netted against servicing fee income.

   (n)     Interest Rate Swap Agreements

       The Bank is a party to various interest rate swap agreements as a means of managing its interest rate exposure relative to the Bank's FHLB advances. Amounts receivable or payable under these derivative financial instruments are recognized as adjustments to interest expense of the hedged liability (FHLB advances). Gains and losses on early termination of these agreements are included in the carrying amount of the related liability and amortized over the remaining terms of the liability.

   (o)     Income Taxes

       For Federal income tax purposes, FN Holdings is a member of the Mafco Holdings Inc. ("Mafco", the indirect parent of FN Holdings) affiliated group, and accordingly, its Federal taxable income or loss will be included in the consolidated Federal income tax return filed by Mafco. FN Holdings may also be included in certain state and local income tax returns of Mafco or its subsidiaries. FN Holding's tax sharing agreement with Mafco provides that income taxes will be based on the separate results of FN Holdings. The agreement generally provides that FN Holdings will pay to Mafco amounts equal to the taxes that FN Holdings would be required to pay if it were to file a return separately from the affiliated group. Furthermore, the agreement provides that FN Holdings shall be entitled to take into account any net operating loss carryovers attributable to taxable periods prior to January 1, 1994 in determining its tax liability. The agreement also provides that Mafco will pay FN Holdings amounts equal to tax refunds FN Holdings would be entitled to if it had always filed a separate company tax return.

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. FN Holdings adopted SFAS No. 109, "Accounting for Income Taxes", effective January 1, 1993 for which there was no cumulative effect of that change in the method of accounting for income taxes in the accompanying 1993 consolidated statement of operations. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   (p)     Extraordinary Gain from Extinguishment of Debt

       During 1995, First Nationwide prepaid $250 million on FHLB advances resulting in an extraordinary gain of approximately $2.0 million, net of income taxes, on the early extinguishment of debt. During 1994, the Bank prepaid $95.2 million in FHLB advances resulting in an extraordinary gain of approximately $1.4 million, net of income taxes, on the early extinguishment of debt.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    (q)    Management's Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (r)     Reclassification

       Certain amounts within the consolidated financial statements have been reclassified to conform to the current year presentation.

   (s)     Newly Issued Accounting Pronouncements

       In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Although the Company has not yet adopted SFAS No. 121, management does not expect such adoption to have a material impact on the Company's consolidated financial statements.

(4) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS)

   Cash paid for interest for the years ended December 31, 1995, 1994 and 1993 was $702,254, $184,499 and $84,663, respectively.


   During the year ended December 31, 1995, noncash activity consisted of the reclassification of $1.5 billion and $231.8 million historical carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from the held-to-maturity portfolio to the available-for-sale portfolio (see note 5). In addition, $326.0 million of consumer loans were reclassified from loans receivable to loans held for sale, transfers from loans receivable to foreclosed real estate amounted to $79.6 million, and $376.3 million was transferred from loans receivable to mortgage-backed securities to be held to maturity representing the securitization of certain of the Bank's qualifying single-family loans.

   During the year ended December 31, 1994, noncash activity consisted of the transfer of $21.8 million from loans receivable to foreclosed real estate and the transfer of $1.3 billion from loans receivable to mortgage-backed securities to be held to maturity representing the securitization of certain of the Bank's qualifying single-family loans. The transfer to foreclosed real estate was net of a $4 million write-down, which was recorded as a receivable from the FSLIC/RF (other assets), resulting from the expiration of coverage of a multi-family residential commercial loan.


   During the year ended December 31, 1993, noncash activity consisted of the transfer of $50,950 from loans receivable to mortgage-backed securities, the transfer of $7,136 from loans held for sale to loans receivable, and the transfer of $9,604 from Covered Assets to loans receivable due to a commercial loan which expired from coverage. As discussed in note 2, the Bank distributed the common stock of a subsidiary, FGMH, to First Gibraltar Holdings at its carrying value of $99,781. Net cash and cash equivalents transferred amounted to $4,295. The Bank also dividended office premises and equipment totalling $943 and securities totalling $142,566 to First Gibraltar Holdings. As discussed in note 2, the Bank sold substantially all of its branch operations to BAT during 1993. The excess of liabilities transferred over assets was $141,215. Net cash and cash equivalents transferred to BAT amounted to $471,998.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (5) SECURITIES AVAILABLE FOR SALE

   At December 31, 1995 and 1994, securities available for sale and the related unrealized gain or loss consisted of the following (in thousands).


                                                    DECEMBER 31, 1995
                                        ----------------------------------------
                                                          GROSS         GROSS
                                          AMORTIZED     UNREALIZED    UNREALIZED
                                             COST         GAINS         LOSSES
                                        ------------  ------------  ------------
Marketable equity securities ..........   $   34,000     $ 80,068      $    --
Mortgage-backed securities:
 GNMA .................................       14,018          906           --
 FNMA .................................      294,070        5,643           --
 FHLMC ................................      801,393       19,671           (1)
 Collateralized mortgage obligations  .      345,699          793       (4,678)
U.S. government and agency obligations       231,794        2,768          (69)
                                        ------------  ------------  ------------
  Total ...............................   $1,720,974     $109,849      $(4,748)
                                        ============  ============  ============
FDIC portion of unrealized gain on
 marketable equity securities .........
Estimated tax effect ..................
  Net unrealized holding gain in
   stockholders' equity ...............

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)


                                             NET
                                          UNREALIZED     CARRYING
                                             GAIN         VALUE
                                        ------------  ------------
Marketable equity securities ..........    $ 80,068     $  114,068
Mortgage-backed securities:
 GNMA .................................         906         14,924
 FNMA .................................       5,643        299,713
 FHLMC ................................      19,670        821,063
 Collateralized mortgage obligations  .      (3,885)       341,814
U.S. government and agency obligations        2,699        234,493
                                        ------------  ------------
  Total ...............................     105,101     $1,826,075
                                        ============  ============
FDIC portion of unrealized gain on
 marketable equity securities .........     (34,534)
Estimated tax effect ..................      (7,055)
                                        ------------
  Net unrealized holding gain in
   stockholders' equity ...............    $ 63,512
                                        ============


                                          DECEMBER 31, 1994
                              ----------------------------------------
                                                GROSS         GROSS
                                AMORTIZED     UNREALIZED    UNREALIZED
                                   COST         GAINS         LOSSES
                              ------------  ------------  ------------
Marketable equity securities     $34,000       $11,000         $--
                              ============  ============  ============






                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                   NET
                                UNREALIZED    CARRYING
                                   GAIN         VALUE
                              ------------  -----------
Marketable equity securities     $11,000       $45,000
                              ============  ===========

                                                      DECEMBER 31, 1995
                                           --------------------------------------
                                                                         WEIGHTED
                                             AMORTIZED      CARRYING     AVERAGE
                                                COST         VALUE        YIELD
                                           ------------  ------------  ----------
Marketable equity securities .............   $   34,000    $  114,068        --
Mortgage-backed securities ...............    1,455,180     1,477,514      7.41%
U.S. government and agency obligations:
 Maturing within 1 year ..................       62,054        62,093      5.70
 Maturing after 1 year but within 5 years       169,676       172,336      6.98
 Maturing after 5 years through 10 years             64            64      7.25
                                           ------------  ------------  ----------
  Total ..................................   $1,720,974    $1,826,075      7.16%
                                           ============  ============  ==========

   As discussed more fully in note 3, the FASB issued the Special Report which provided all entities an opportunity to reassess their ability and intent to hold securities to maturity and allowed a one-time reclassification of securities from held-to-maturity to available-for-sale without "training" the remaining held-to-maturity securities. On December 29, 1995, the Bank reclassified $1.5 billion and $231.8 million in carrying value of mortgage-backed securities and U.S. government and agency securities, respectively, from held to maturity to securities available for sale. This reclassification resulted in a net after-tax increase in the unrealized gain account in stockholders' equity of $22.5 million.

   Proceeds on sales of mortgage-backed securities available for sale during 1994 totalled $6 million. No realized gain or loss was recognized on such sales.

   At December 31, 1995, mortgage-backed securities available for sale included securities totalling $63.4 million which resulted from the securitization of certain qualifing mortgage loans from First Nationwide's loan portfolio.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    At December 31, 1995, mortgage-backed securities available for sale included $979.0 million of variable-rate securities.

   U.S. government and agency obligations and mortgage-backed securities available for sale of $50 million and $39 million, respectively, were pledged as collateral for various obligations as further discussed in note 30.

   Marketable equity securities available for sale represents approximately 25% of the outstanding common stock of Affiliated Computer Services ("ACS"), representing 5% of the voting power, with an original cost basis of $34 million. Pursuant to the terms of a settlement agreement dated June 17, 1991 between the Company, ACS, and the FDIC, the FDIC is entitled to share in a defined portion of the proceeds from the sale of the stock, which, at December 31, 1995 and 1994, approximated $34.5 million and $0, respectively, and which is recorded in other liabilities.

(6) SECURITIES TO BE HELD TO MATURITY

   At December 31, 1995 and 1994, securities to be held to maturity consist of the following (in thousands):


                                         DECEMBER 31, 1995
                      -----------------------------------------------------
                                       GROSS         GROSS
                        AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                          COST         GAINS         LOSSES      FAIR VALUE
                      -----------  ------------  ------------  ------------
Municipal securities     $1,455    $--           $--               $1,455
                      ===========  ============  ============  ============


                                                            DECEMBER 31, 1994
                                         -----------------------------------------------------
                                                          GROSS         GROSS
                                           AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                             COST         GAINS         LOSSES      FAIR VALUE
                                         -----------  ------------  ------------  ------------
U. S. government and agency obligations    $410,211        $51          $2,524       $407,738
Municipal securities ...................      1,648         12              --          1,660
                                         -----------  ------------  ------------  ------------
                                           $411,859        $63          $2,524       $409,398
                                         ===========  ============  ============  ============

   As discussed in note 5 to the consolidated financial statements, securities with a carrying value of $231.8 million were reclassified from securities held to maturity to securities available for sale at December 29, 1995.


   The weighted average stated interest rates on securities held to maturity were 8.25% and 5.79% at December 31, 1995 and 1994, respectively.

   The following represents a summary of the carrying values (amortized cost), estimated fair values, and weighted average yield of securities held to maturity with related maturities (dollars in thousands):

                                                     DECEMBER 31, 1995
                                           ------------------------------------
                                                                       WEIGHTED
                                             AMORTIZED    ESTIMATED    AVERAGE
                                               COST      FAIR VALUE     YIELD
Municipal securities:
 Maturing within 1 year ..................    $1,250       $1,250        8.25%
 Maturing after 1 year but within 5 years        205          205        8.25
                                           -----------  -----------  ----------
  Total ..................................    $1,455       $1,455        8.25%
                                           ===========  ===========  ==========

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (7) MORTGAGE-BACKED SECURITIES

   At December 31, 1995 and 1994, mortgage-backed securities to be held to maturity consist of the following (in thousands):


                                                    DECEMBER 31, 1995
                                 ------------------------------------------------------
                                                   GROSS         GROSS
                                   AMORTIZED     UNREALIZED    UNREALIZED    ESTIMATED
                                      COST         GAINS         LOSSES      FAIR VALUE
                                 ------------  ------------  ------------  ------------
FHLMC ..........................   $  533,208     $15,285    $--             $  548,493
FNMA ...........................      988,700      27,424     --              1,016,124
Other mortgage-backed
 securities ....................        2,580          --     --                  2,580
                                 ------------  ------------  ------------  ------------
                                   $1,524,488     $42,709    $--             $1,567,197
                                 ============  ============  ============  ============



                                                        DECEMBER 31, 1994
                                     ------------------------------------------------------
                                                       GROSS         GROSS
                                       AMORTIZED     UNREALIZED    UNREALIZED    ESTIMATED
                                          COST         GAINS         LOSSES      FAIR VALUE
                                     ------------  ------------  ------------  ------------
FHLMC ..............................   $1,659,912      $4,865       $17,744      $1,647,033
FNMA ...............................    1,078,323       1,234        19,093       1,060,464
GNMA ...............................       15,712           4           203          15,513
Collateralized Mortgage Obligations       396,820          13        26,894         369,939
Other mortgage-backed securities  ..        3,045          --            --           3,045
                                     ------------  ------------  ------------  ------------
                                       $3,153,812      $6,116       $63,934      $3,095,994
                                     ============  ============  ============  ============


   As discussed in note 5 to the consolidated financial statements, mortgage-backed securities with a carrying value of $1.5 billion were reclassified from mortgage-backed securities held to maturity to securities available for sale at December 29, 1995.


   The weighted average interest rate on mortgage-backed securities to be held to maturity were 7.46% and 6.30% at December 31, 1995 and 1994, respectively.

   At December 31, 1995 and 1994, mortgage-backed securities to be held to maturity included securities totalling $1.5 billion and $1.4 billion, respectively, which resulted from the securitization of certain qualifying mortgage loans from First Nationwide's loan portfolio. At December 31, 1995 and 1994, these securities include $1.5 billion and $1.3 billion, respectively, which have been securitized with FNMA and FHLMC with full recourse to the Bank. At December 31, 1995 and 1994, mortgage-backed securities to be held to maturity included $1.5 billion and $2.5 billion, respectively, of variable-rate securities.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (8) LOANS RECEIVABLE, NET

   At December 31, 1995 and 1994, loans receivable, net, excluding Covered Assets, included the following (in thousands):


                                                        1995          1994
                                                   ------------  ------------
Real estate loans:
  1-4 unit residential mortgage ..................   $5,423,411   $ 5,612,150
  5+ unit residential mortgage ...................    1,854,333     2,177,646
  Commercial .....................................    1,716,121     2,015,808
  Construction ...................................           --         7,544
  Land ...........................................        8,840        15,270
                                                   ------------  ------------
                                                      9,002,705     9,828,418
  Undisbursed loan funds .........................           --          (732)
                                                   ------------  ------------
    Total real estate loans ......................    9,002,705     9,827,686
                                                   ------------  ------------
  Equity-line loans ..............................      110,830       408,964
  Other consumer loans ...........................       60,106        82,996
  Commercial loans ...............................        1,913           970
                                                   ------------  ------------
    Total consumer and other loans ...............      172,849       492,930
                                                   ------------  ------------
    Total loans receivable .......................    9,175,554    10,320,616
  Deferred fees and unearned premiums (discounts)        19,423          (255)
  Allowance for loan losses ......................     (210,484)     (202,780)
  Purchase accounting discounts, net .............     (153,475)     (150,695)
                                                   ------------  ------------
    Total loans receivable, net ..................   $8,831,018   $ 9,966,886
                                                   ============  ============



   The Bank's lending activities are principally conducted in California, New York and Florida.


   As a result of the FN Acquisition, the Bank assumed obligations for certain loans sold with recourse. The outstanding balances of loans sold with recourse at December 31, 1995 totalled $333.2 million. The Bank evaluates the credit risk of loans sold with recourse and, if necessary, records a liability (other liabilities) for estimated losses related to these potential obligations. No loans were sold with recourse during the years ended December 31, 1995, 1994 and 1993.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following table indicates the amount of loans which have been placed on nonaccrual status as of the dates indicated (in thousands):

                                    AT DECEMBER 31,
                                ----------------------
                                    1995        1994
                                ----------  ----------
Nonaccrual loans:
  Real estate:
    1-4 unit residential  .....   $135,710    $133,439
    5+ unit residential  ......     23,253      23,543
    Commercial and other  .....      9,280      11,334
    Land ......................        136       6,850
    Construction ..............         --       2,036
                                ----------  ----------
        Total real estate  ....    168,379     177,202
    Non-real estate ...........      3,159       4,002
                                ----------  ----------
        Total nonaccrual loans    $171,538    $181,204
                                ==========  ==========

   The following table indicates the carrying value of loans classified as troubled debt restructurings, net of purchase accounting adjustments, and excluding Covered Assets, as of December 31, 1995 and 1994 (in thousands):

                                      AT DECEMBER 31,
                                  ---------------------
                                      1995       1994
                                  ----------  ---------
1-4 unit residential real estate    $  8,479   $ 19,026
5+ unit residential real estate      146,971    203,742
Commercial and other real estate      79,000    110,123
                                  ----------  ---------
  Total restructured loans  .....   $234,450   $332,891
                                  ==========  =========


   At December 31, 1995, the Bank's loan portfolio totalling $9.2 billion is concentrated in California. The financial condition of the Bank is subject to general economic conditions such as the volatility of interest rates and real estate market conditions and, in particular, to conditions in the California residential real estate market. Any downturn in the economy generally, and in California in particular, could further reduce real estate values. An increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, in the event interest rates rise or real estate market values decline, particularly in California, the Bank may find it difficult to maintain its asset quality and may require additional allowances for loss above the amounts currently estimated by management.


   For nonaccrual loans and loans classified as troubled debt restructurings, the following table summarizes the interest income recognized ("Recognized") and total interest income that would have been recognized had the borrowers performed under the original terms of the loans ("Contractual") for the years ended December 31, 1995 and 1994 (in thousands). There were no loans classified as troubled debt restructurings in 1993.

                           DECEMBER 31, 1995            DECEMBER 31, 1994
                     ---------------------------  ---------------------------
                       RECOGNIZED    CONTRACTUAL    RECOGNIZED    CONTRACTUAL
                     ------------  -------------  ------------  -------------
Restructured loans      $22,098        $33,093        $6,976        $ 8,572
Nonaccrual loans  ..      6,136         15,329           544          3,806
                     ------------  -------------  ------------  -------------
                        $28,234        $48,422        $7,520        $12,378
                     ============  =============  ============  =============

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    At December 31, 1995 and 1994, respectively, the Bank and its wholly owned subisdiary, FGB Realty Advisors, Inc., managed principally non-performing loan and asset portfolios totalling 41.3 billion and $1.6 billion, respectively, for investors. Revenues related to such activities are included in management fees in the accompanying statements of operations.

   Activity in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 is summarized as follows (in thousands):

                                                  1995        1994        1993
                                              ----------  ----------  ----------
Balance -- January 1 ........................   $202,780    $  2,250    $ 14,537
Purchases -- FN Acquisition .................         --     201,927          --
Provision for loan losses ...................     37,000       6,226       1,402
Allowance for losses assigned to loans sold           --          --     (12,918)
Charge-offs .................................    (32,344)     (9,676)     (1,860)
Recoveries ..................................      3,048       2,053       1,089
                                              ----------  ----------  ----------
Balance -- December 31 ......................   $210,484    $202,780    $  2,250
                                              ==========  ==========  ==========

(9) IMPAIRED LOANS

   The Company's adoption of SFAS No. 114, as amended by SFAS No. 118, effective January 1, 1995, had no material impact on the Company's consolidated financial statements as the Company's existing policy of measuring loan impairment was consistent with methods prescribed in these standards.

   At December 31, 1995, the carrying value of loans that are considered to be impaired under SFAS No. 114 totalled $125.4 million (of which $29.6 million were on nonaccrual status). The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $125.5 million. For the year ended December 31, 1995, the Company recognized interest income on those impaired loans of $12.9 million, which included $.2 million of interest income recognized using the cash basis method of income recognition.

   Generally, specific allowances for loan losses relative to impaired multi-family and commercial real estate loans, which comprised the majority of impaired loans at December 31, 1995, have not been established, because most would be eligible to be sold to Granite under the Put Agreement (see note 10). There have been no significant multi-family or commercial real estate loans originated since October 1, 1994.

(10) PUT AGREEMENT

   In connection with the FN Acquisition, the Bank assumed generally the same rights under an agreement ("Put Agreement") Old FN had with Granite Management and Disposition, Inc. ("Granite"), an indirect subsidiary of Ford Motor Company, whereby Old FN had the option to sell ("put") to Granite, on a quarterly basis, up to approximately $500 million of certain assets, primarily non-performing commercial real estate loans and residential mortgage loans with an original principal balance greater than $250,000. The Put Agreement will expire upon the earlier of (i) November 30, 1996; or (ii) the date on which the aggregate purchase price of assets which have been "put" to Granite equals $500 million, including assets "put" to Granite by Old FN through October 3, 1994. The purchase price represents the outstanding principal balance, accrued interest and certain other expenses. The remaining balance of the Put Agreement at December 31, 1995 was $112.4 million.

(11) RECEIVABLES FROM THE FSLIC/RF -- COVERED ASSETS

COMPONENTS AND COVERAGE PERIODS

   Covered Assets represent guaranteed amounts to be received by First Nationwide either from the disposition of the underlying assets or from the FSLIC/RF. During the coverage period, which varies

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

based on the underlying asset, First Nationwide is not subject to any loss from the disposition of such assets other than the 10% FSLIC/RF
Reimbursement.

   During the coverage period, the FSLIC/RF guarantees to First Nationwide an agreed-upon yield on Covered Assets ("Guaranteed Yield"). The Guaranteed Yield is based on a spread that began at 2.25% over the Texas cost of funds (the average cost of funds of all previous FSLIC-insured institutions whose main offices are located in Texas as most recently reported by the Office of Thrift Supervision ("TCOF")) declining to 1.50% over the TCOF over the term of the Assistance Agreement. The TCOF was 5.63%, 4.46% and 4.07% at December 31, 1995, 1994, and 1993, respectively. The spread over the TCOF was 1.90%, 2.00% and 2.05% at December 31, 1995, 1994, and 1993, respectively.

   Certain provisions of the Assistance Agreement were amended and/or modified in January 1992. The Bank recorded a FSLIC/RF rebate reserve in 1992 based on the present value of the FSLIC/RF Reimbursement amount (net of Shared Gains) to be paid. At December 31, 1994, this reserve was reflected as a reduction of the related Covered Assets and is evaluated periodically and adjusted for any change in the expected amounts. The FSLIC/RF Reimbursement reserve was fully utilized in 1995 as a result of the FDIC Purchase.

   In June 1995, the FDIC, as manager of the FSLIC/RF, as successor to the FSLIC, exercised its rights under the Assistance Agreement to purchase substantially all of the remaining Covered Assets as of June 1, 1995 at the fair market value of such assets and further purchased additional assets from the remaining Covered Asset portfolio in September 1995 as part of the FDIC Purchase. Under the terms of the Capital Loss Coverage provisions of the Assistance Agreement, losses sustained by First Nationwide from the FDIC Purchase were reimbursed by the FSLIC/RF. At December 31, 1995, the Covered Asset balance of $39.3 million represents amounts which remain unpaid by the FDIC in connection with the FDIC Purchase. The FDIC has elected to treat this amount as a Covered Asset, earning Guaranteed Yield, until such time as it is paid to the Bank.

(12) INVESTMENT IN FHLB

   The Bank's investment in FHLB stock is carried at cost. The FHLB provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in the FHLB in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) .3% of total assets, or (iii) 5% of its advances (borrowings) from the FHLB. The Bank was in compliance with this requirement at December 31, 1995 and 1994.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (13) OFFICE PREMISES AND EQUIPMENT, NET

   Office premises and equipment, net at December 31, 1995 and 1994 is summarized as follows (in thousands):

                                                                        ESTIMATED
                                                                    DEPRECIABLE LIVES
                                                                     AT DECEMBER 31,
                                                1995       1994           1995
                                            ----------  ---------  -----------------
                                                          (IN THOUSANDS)
Land ......................................   $ 17,952    $14,857          --
Buildings and leasehold improvements  .....     46,652     38,240          25
Furniture and equipment ...................     37,697     25,348          10
Capitalized equipment leases ..............         --        819          --
Construction in progress ..................      2,471      2,882          --
                                            ----------  ---------  -----------------
                                               104,772     82,146
Accumulated depreciation and amortization      (11,263)    (5,623)
                                            ----------  ---------
  Total office premises and equipment, net    $ 93,509    $76,523
                                            ==========  =========

   Depreciation and amortization expense of office premises and equipment for the years ended December 31, 1995, 1994 and 1993 totalled $8.8 million, $2.5 million and $2 million, respectively.

   Certain of the office premises and equipment included in the above table are included in the Branch Sale Agreements, as defined and more fully described in note 34.

   First Nationwide rents certain office premises and equipment under long-term, noncancelable operating leases expiring at various dates through 2015. Rental expense under such operating leases, included in occupancy and equipment expense, for the years ended December 31, 1995, 1994 and 1993 totalled $22.6 million, $4.2 million and $1.1 million, respectively. Rental income from subleasing agreements for the years ended December 31, 1995 and 1994 totalled $2.2 million and $.4 million, respectively. At December 31, 1995, the projected minimum rental commitments, net of sublease agreements, under terms of the leases were as follows (in thousands):

 YEAR ENDED
- -------------------
1996 ...............   $12,852
1997 ...............    11,399
1998 ...............    10,488
1999 ...............     8,188
2000 ...............     6,896
2001 and thereafter     11,096
                     ---------
  Total ............   $60,919
                     =========

   During 1995, the Bank established reserves for certain of these rental expenses as further discussed in note 21.

   The above table includes projected minimum rental commitments, net of sublease agreements, of $2.5 million, $2.2 million, $2.0 million, $1.4 million, $1.1 million, and $5.8 million for the years ended 1996 through 2000, and 2001 and thereafter, respectively, related to facilities included in the Branch Sale Agreements, as defined and further described in note 34.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (14) FORECLOSED REAL ESTATE, NET

   Foreclosed real estate, net, at December 31, 1995 and 1994 consists of the following (in thousands):

                                         1995       1994
                                      ---------  ---------
1-4 unit residential real estate  ...   $33,694    $37,396
Multifamily real estate .............    14,368         --
Commercial real estate ..............       506         --
Less allowance for losses ...........       (33)       (27)
                                      ---------  ---------
  Total foreclosed real estate, net     $48,535    $37,369
                                      =========  =========

   Activity in the allowance for losses on foreclosed real estate for the years ended December 31, 1995, 1994 and 1993 is summarized as follows (in thousands):

                          1995    1994     1993
                        ------  -------  -------
Balance -- January 1  .   $ 27    $ 223    $ 358
Charge-offs ...........    (53)    (248)    (135)
Recoveries ............     59       52       --
                        ------  -------  -------
Balance -- December 31    $ 33    $  27    $ 223
                        ------  -------  -------

(15) ACCRUED INTEREST RECEIVABLE

   Accrued interest receivable at December 31, 1995 and 1994 is summarized as follows (in thousands):


                                              1995       1994
                                          ----------  ---------
Cash and cash equivalents and securities    $  4,387    $ 4,062
Mortgage-backed securities ..............     21,200     19,268
Loans receivable ........................     75,017     64,376
                                          ----------  ---------
  Total accrued interest receivable  ....   $100,604    $87,706
                                          ==========  =========







(16) MORTGAGE-SERVICING RIGHTS

   The following is a summary of activity for mortgage servicing rights purchased ("Purchased"), originated ("Originated"), and excess servicing fees receivable ("Excess") for the years ended December 31, 1995, 1994 and 1993 (in thousands):

                                           PURCHASED    ORIGINATED    EXCESS      TOTAL
                                         -----------  ------------  ---------  ----------
Balance at January 1, 1993 .............   $ 71,951        --         $ 2,718    $ 74,669
 Additions .............................      1,191        --             537       1,728
 Amortization ..........................     (2,123)       --            (136)     (2,259)
 Distribution of stock of FGMH to First
  Gibraltar Holdings ...................    (71,019)       --          (3,119)    (74,138)
                                         -----------  ------------  ---------  ----------
Balance at December 31, 1993 ...........         --        --              --          --
 Additions from FN Acquisition .........     90,000        --              --      90,000
 Additions -- other ....................        168        --             276         444
 Amortization ..........................     (3,600)       --              (4)     (3,604)
                                         -----------  ------------  ---------  ----------
Balance at December 31, 1994 ...........     86,568        --             272      86,840
 Additions from Maryland Acquisition  ..     76,369        --              --      76,369
 Additions from Lomas 1995 Purchase  ...     93,362        --              --      93,362
 Additions -- other ....................        774   $16,824           1,078      18,676
 Amortization ..........................    (33,324)     (454)           (114)    (33,892)
                                         -----------  ------------  ---------  ----------
Balance at December 31, 1995 ...........   $223,749   $16,370         $ 1,236    $241,355
                                         ===========  ============  =========  ==========

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    At December 31, 1995, 1994 and 1993, the outstanding balances of single-family residential mortgage loan participations, whole loans and mortgage pass-through securities serviced for other investors by FNMC totalled $27.1 billion, $7.5 billion and $0.3 billion, respectively. In addition, the loan servicing portfolio included $3.0 billion of master servicing at December 31, 1995.

   SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At December 31, 1995, no allowance for impairment of the mortgage servicing rights was necessary. The estimated fair value of the mortgage servicing rights was $307 million and $91 million at December 31, 1995 and 1994, respectively.

   At December 31, 1995 and 1994, servicing advances and other receivables related to single-family residential mortgage loan servicing, net of valuation allowances of $6 million and $9 million in 1995 and 1994, respectively, (included in other assets) consisted of the following (in thousands):

                                        1995       1994
                                    ----------  ---------
Servicing advances ................   $ 57,359    $16,485
Corporate advances due from banks       73,566     21,111
Other .............................     35,042      1,729
                                    ----------  ---------
                                      $165,967    $39,325
                                    ==========  =========

(17) DEPOSITS

   A summary of deposits and weighted average contractual interest rates at December 31, 1995 and 1994 follows (dollars in thousands):

                                            1995                     1994
                                 ------------------------  ----------------------
                                   AVERAGE     CARRYING      AVERAGE    CARRYING
                                    RATE         VALUE        RATE        VALUE
                                 ---------  -------------  ---------  -----------
Passbook accounts ..............     2.17%    $   663,880      2.14%   $  685,049
Demand deposits:
 Interest-bearing ..............      .98         684,079      1.04       666,957
 Noninterest-bearing ...........       --         696,918        --       351,824
Money market deposit accounts  .     3.14       1,443,465      3.11     1,926,851
Term accounts:
  3.00% or less ................     2.82           2,882      2.91        45,055
  3.01- 4.00% ..................     3.68         112,564      3.57     1,050,648
  4.01- 5.00 ...................     4.65         367,247      4.52     1,596,827
  5.01- 6.00 ...................     5.49       3,053,770      5.46     1,113,486
  6.01- 7.00 ...................     6.52       1,944,418      6.42       703,933
  7.01- 8.00 ...................     7.34          95,780      7.56       371,446
  8.01- 9.00 ...................     8.47         123,293      8.45       404,859
  9.01- 10.00 ..................     9.29         149,434      9.31       173,694
  10.01- 11.00 .................    10.57           3,696     10.92        49,434
  11.01- 12.00 .................    11.52             788     11.12         8,206
  12.01- 13.00 .................    12.27           1,587     12.27         1,641
  .............................. ---------  -------------  ---------  -----------
  ..............................     4.67%     10,183,801      4.19%    9,149,910
  Accrued interest payable .....                   50,755                  25,848
  Purchase accounting
 adjustments ...................                    7,072                  20,898
  ..............................            -------------             -----------
  Total deposits ...............              $10,241,628              $9,196,656
  ..............................            =============             ===========

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The aggregate amount of jumbo certificates of deposit (term deposits) with a minimum denomination of $100,000 was approximately $690 million and $523 million at December 31, 1995 and 1994, respectively. Brokered certificates of deposit totalling $965 million and $824 million were included in deposits at December 31, 1995 and 1994, respectively.

   A summary of interest expense by deposit category for the years ended December 31, 1995, 1994 and 1993 follows (in thousands):

                                       1995        1994       1993
                                   ----------  ----------  --------
Passbook accounts ................   $ 14,668    $  3,843   $   768
Interest bearing demand deposits        6,953       1,809       879
Money market deposit accounts  ...     50,847      16,137     5,498
Term accounts ....................    374,891      79,168    48,265
                                   ----------  ----------  --------
                                     $447,359    $100,957   $55,410
                                   ==========  ==========  ========

   At December 31, 1995, term accounts had scheduled maturities as follows (in thousands):

1996 ...............   $4,928,828
1997 ...............    1,071,908
1998 ...............      157,438
1999 ...............      180,424
2000 ...............      310,302
2001 and thereafter        46,559
                     ------------
                       $6,695,459
                     ============

   Certain of these deposits are the subject of the Branch Sale Agreements, as defined and more fully described in note 34.

(18) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

   A summary of information regarding securities sold under agreements to repurchase as of December 31, 1995 and 1994 follows (dollars in thousands):


                                                 DECEMBER 31, 1995
                                 ------------------------------------------------
                                   UNDERLYING COLLATERAL     REPURCHASE LIABILITY
                                 ------------------------  ----------------------
                                   RECORDED                              INTEREST
                                  VALUE (1)   MARKET VALUE    AMOUNT       RATE
                                 ----------  ------------  ----------  ----------
Maturing within 30 days ........   $501,647    $  511,513    $487,528      5.82%
Maturing 30 days to 90 days  ...    236,483       240,152     210,057      6.64
Maturing over 1 year ...........    253,363       254,502     250,000      7.63
                                 ----------  ------------  ----------  ----------
  Total(ii) ....................    991,493     1,006,167     947,585
Purchase accounting adjustment          554           554          --
Accrued interest payable  ......         --            --      21,925
                                 ----------  ------------  ----------
                                   $992,047    $1,006,721    $969,510
                                 ==========  ============  ==========

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                  DECEMBER 31, 1994
                                ---------------------------------------------------
                                   UNDERLYING COLLATERAL      REPURCHASE LIABILITY
                                --------------------------  -----------------------
                                   RECORDED                                INTEREST
                                  VALUE (1)    MARKET VALUE    AMOUNT        RATE
                                ------------  ------------  -----------  ----------
 Maturing within 30 days  .....   $  321,965    $  319,249   $  306,659      6.07%
 Maturing 30 days to 90 days  .    1,231,871     1,226,579    1,168,738      6.22
 Maturing 90 days to 1 year  ..      438,362       433,454      404,286      7.70
Total (ii) ....................    1,992,198     1,979,282    1,879,683
Purchase accounting adjustment         3,078         3,078           53
Accrued interest payable  .....           --            --        3,754
                                ------------  ------------  -----------
                                  $1,995,276    $1,982,360   $1,883,490
                                ============  ============  ===========

- ------------

  (i) Recorded value includes accrued interest at December 31, 1995 and 1994. In addition, the recorded value at December 31, 1995 includes adjustments for the unrealized gain or loss on securities available for sale pursuant to SFAS No. 115.

  (ii) Total mortgage-backed securities collateral at December 31, 1995 and 1994 includes $585 million and $876 million, respectively, in recorded value of loans securitized with full recourse to the Bank. The market value of such collateral was $600 million and $876 million at December 31, 1995 and 1994, respectively.

   At December 31, 1995 and 1994, these agreements had weighted average interest rates of 6.48% and 6.51%, respectively. The underlying securities were delivered to, and are being held by third party securities dealers. These dealers may have loaned the securities to other parties in the normal course of their operations, but all agreements require the dealers to resell to First Nationwide the identical securities at the maturities of the agreements. Securities sold under agreements to repurchase averaged $1.6 billion and $499 million during 1995 and 1994, respectively, and the maximum amount outstanding at any month-end during these periods was $2.2 billion and $1.9 billion, respectively.

(19) BORROWINGS

   Borrowings at December 31, 1995 and 1994 are summarized as follows (dollars in thousands):

                                                    1995                     1994
                                          -----------------------  -----------------------
                                             CARRYING     AVERAGE     CARRYING     AVERAGE
                                              VALUE        RATE        VALUE        RATE
                                          ------------  ---------  ------------  ---------
Fixed-rate borrowings from the FHLB  ....   $1,789,811      6.68%    $2,242,323      7.61%
Variable-rate borrowings from the FHLB  .      250,000      6.02        275,000      5.93
Senior Notes ............................      200,000     12.25        200,000     12.25
Subordinated debentures due October 2006        92,100     10.00         92,100     10.00
Federal funds purchased .................       55,000      6.00             --        --
Other borrowings ........................        3,755      7.91          4,416      7.94
  Total borrowings ......................    2,390,666      7.19      2,813,839      7.85
Accrued interest payable ................       11,555        --         18,635        --
Purchase accounting adjustments  ........       (9,359)       --        (23,495)       --
                                          ------------  ---------  ------------  ---------
  Total other borrowings ................   $2,392,862      7.19%    $2,808,979      7.85%
                                          ============  =========  ============  =========

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Maturities and weighted average stated interest rates of borrowings at December 31, 1995, not including accrued interest payable or purchase accounting adjustments, follow (dollars in thousands):

                                                        WEIGHTED AVERAGE
MATURITIES DURING THE YEARS      BALANCES MATURING           RATES
ENDING DECEMBER 31               -------------------  ------------------------
- ---------------------------  FHLB         OTHER       FHLB       OTHER
                            ---------    ----------  ---------- --------
1996 .......................   $1,487,166    $ 55,236    6.12%     6.01%
1997 .......................      240,000         213    8.61      8.10
1998 .......................      310,000         200    7.34      8.20
1999 .......................          250         171    7.75      8.19
2000 .......................           --         121      --      8.27
2001and thereafter .........        2,395     294,914    7.71     11.51
                             ------------  ----------  -------  -------
  Total ....................   $2,039,811    $350,855    6.60%    10.65%
                             ============  ==========  =======  =======

   Interest expense on borrowings for the years ended December 31, 1995, 1994 and 1993,are as follows (in thousands):

                                     1995       1994       1993
                                 ----------  ---------  ---------
FHLB advances ..................   $139,051    $71,662  $15,895
Interest rate swap agreements  .    (15,177)    (8,797)      --
Subordinated debentures ........      9,210      2,303       --
Senior Notes ...................     24,500      6,150       --
Federal funds purchased ........      2,268        438       --
Revolving warehouse line  ......         --         --    1,924
Other ..........................      1,403        332      694
Purchase accounting adjustments      21,244      7,937       --
                                 ----------  ---------  ---------
  Total ........................   $182,499    $80,025  $18,513
                                 ==========  =========  =========

   The following is a summary of the carrying value of assets pledged as collateral for FHLB advances at December 31, 1995 (in thousands):

Real estate loans (primarily residential)     $1,643,971
Mortgage-backed securities ................      905,823
FHLB stock ................................      109,943
                                            ------------
  Total ...................................   $2,659,737
                                            ============

   In connection with the FN Acquisition, the Company issued $200 million principal amount of 12 1/4% Senior Notes, including $5.5 million principal amount of Senior Notes to certain directors and officers of the Bank. The notes will mature on May 15, 2001 with interest payable semiannually on May 15 and November 15. Deferred issuance costs associated with the Senior Notes' issuance totalling $9.6 million were recorded in other assets in the 1994 consolidated statement of financial condition and are being amortized over the term of the Senior Notes.

   The notes are redeemable at the option of the Company, in whole or in part, during the 12-month period beginning May 15, 1999, at a redemption price of 106.125% plus accrued interest to the date of redemption, and thereafter at 100% plus accrued interest. The notes are subordinated to all existing and future liabilities, including deposits and other borrowings of the Bank, and to the Preferred Stock. The terms and conditions of the Indenture impose restrictions that affect, among other things, the ability of FN Holdings to incur debt, pay dividends, make acquisitions, create liens, sell assets and make certain investments. The Company was in compliance with these covenants at December 31, 1995.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (20) INTEREST RATE SWAP AGREEMENTS

   Interest rate swap agreements outstanding at December 31, 1995 are as follows (dollars in thousands):

                    NOTIONAL     WEIGHTED AVERAGE    ESTIMATED
                   PRINCIPAL           RATE         MATURITY IN   VARIABLE RATE
 MATURITY DATE       AMOUNT      PAY      RECEIVE      YEARS          INDEX
- ----------------------------------------------------------------------------------
April 1996 .....   $  500,000    6.04%     8.19%        .26     3 month LIBOR
September 1996        250,000    5.96      4.19         .71     1 month LIBOR
April 1998 .....      400,000    6.00      8.38        2.26     3 month LIBOR
                 ------------
  Total ........   $1,150,000
                 ============

                    NOTIONAL     WEIGHTED AVERAGE    ESTIMATED
                   PRINCIPAL           RATE         MATURITY IN   VARIABLE RATE
 MATURITY DATE       AMOUNT      PAY      RECEIVE       YEARS          INDEX
 ---------------------------------------------------------------------------------
April 1995 .....   $  500,000    5.06%     7.97%         .3     3 month LIBOR
April 1996 .....      500,000    5.64      8.19         1.3     3 month LIBOR
September 1996        250,000    6.14      4.19         1.8     1 month LIBOR
April 1998 .....      400,000    5.56      8.38         3.3     3 month LIBOR
                 ------------
  Total ........   $1,650,000
                 ============

   The Bank uses interest rate swap agreements to hedge against interest rate risk inherent in its FHLB advances. Under the agreements, the Bank receives or makes payments based on the differential between fixed-rate and variable-rate interest amounts on the notional amount of the agreement. The notional amounts of these derivatives do not represent amounts exchanged by the parties and thus, are not a measure of the Bank's exposure through its use of derivatives. The Bank pays the variable-rate and receives the fixed-rate under these agreements. The variable interest rates presented in the table above are based on LIBOR. The current LIBOR rates have been assumed implicitly, in the aforementioned weighted average receive rate, to remain constant throughout the term of the respective swaps. Any changes in LIBOR interest rates would affect the variable-rate information disclosed above.

   The Bank is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements but does not expect any counterparties to fail their obligations. The Bank deals only with highly rated counterparties.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (21) ACCRUED TERMINATION AND FACILITIES COSTS

   During the year ended December 31, 1995, the Bank recognized liabilities for certain employee severance and termination costs and facilities costs as a result of: (i) the relocation of the Bank's mortgage loan servicing operations to Maryland, (ii) the closure of substantially all the Bank's retail mortgage loan production offices, (iii) a Bank-wide cost reduction project, and (iv) branch consolidations due to duplicate facilities resulting from certain Branch Acquisitions. These accruals have been charged to noninterest expense in the accompanying consolidated statement of operations for the year ended December 31, 1995 as follows (in thousands):

                                  COMPENSATION &
                                     EMPLOYEE      OCCUPANCY &
                                     BENEFITS       EQUIPMENT     TOTAL
                                 --------------  -------------  --------
Servicing relocation ...........      $1,800         $3,913      $ 5,713
Closing loan production offices          787          1,294        2,081
Cost reduction project .........       4,000            446        4,446
Branch consolidations ..........          --            532          532
                                 --------------  -------------  --------
  Total liability established  .       6,587          6,185       12,772
Charges to liability account  ..       4,374          2,239        6,613
                                 --------------  -------------  --------
  Balance, December 31, 1995  ..      $2,213         $3,946      $ 6,159
                                 ==============  =============  ========

   As a result of the relocation of the servicing operation to Frederick, Maryland from Sacramento, California, virtually all California-based loan servicing employees were terminated. Termination benefits totalling approximately $1.8 million have been charged against the liability established. In addition, the relocation resulted in the vacancy of approximately 108,000 square feet of leased office space in Sacramento. A $3.9 million liability was established in 1995 representing the estimated present value of future occupancy expenses, offset by estimates of sub-lease income over the remaining six-year term of the lease. At December 31, 1995 approximately $.9 million had been charged against this liability.

   In connection with the Bank's closure of substantially all of its retail mortgage loan production offices, certain employees were terminated. Termination benefits totalling approximately $.8 million have been charged against the liability established. In addition, such closure resulted in the vacancy of 18 leased offices. The $1.3 million liability established in April 1995 represents the estimated present value of future occupancy expenses, offset by estimates of sub-lease income over the applicable remaining lease terms. At December 31, 1995, costs totalling approximately $.8 million had been charged against the liability.

   In connection with a project to identify opportunities for reducing operating costs and enhancing the efficiency of its operations, management has identified certain employees whose positions would be eliminated. These positions span all areas and business units of the Bank. An initial liability for termination benefits totalling $4 million was established, of which $1.8 million had been charged at December 31, 1995 relating to this plan. In connection with the elimination of these positions, the Bank has identified opportunities for office space consolidation and has established additional liabilities totalling $.4 million for lease termination payments, none of which had been charged at December 31, 1995.

   The Bank has identified certain of its retail banking facilities that will be closed and marketed for sale, with the related operations consolidated into other retail banking facilities acquired in the Branch Acquisitions. Accordingly, a liability of $.5 million was established during the year ended December 31, 1995 to record such facilities at fair value, which amount had been charged at December 31, 1995.

(22) MINORITY INTEREST--PREFERRED STOCK OF THE BANK

   In connection with the FN Acquisition, the Bank issued 3,007,300 shares of its Preferred Stock with a par value of $.01 per share, having a liquidation preference of $300.7 million. This stock has a stated

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

liquidation value of $100 per share. Costs related to the Preferred Stock issuance were deducted from additional paid-in capital. At or after September 1, 1999, the Preferred Stock is redeemable at the option of the Bank, in whole or in part, at $105.75 per share prior to September 1, 2000, and at prices which will decrease annually thereafter to the stated liquidation value of $100 per share on or after September 1, 2004, plus declared but unpaid dividends. Dividends are payable quarterly at an annual rate of 11.5% per share when declared by the Bank's Board of Directors.

(23) STOCKHOLDERS' EQUITY

   (a) Common Stock

   In connection with the FN Acquisition and the offering of the Senior Notes, First Gibraltar Holdings incorporated Parent Holdings and FN Holdings to hold 100% of the common stock of First Nationwide Bank. First Gibraltar Holdings contributed all of its shares of capital stock of the Bank to Parent Holdings, which contributed such shares to FN Holdings in exchange for 1,000 shares of common stock of FN Holdings.

   In 1994, FN Holdings amended its certificate of incorporation to create 800 shares of class A common stock having one vote per share, 200 shares of class B common stock having .75 votes per share, and 230.3 shares of nonvoting class C common stock. Parent Holdings exchanged its 1,000 shares of common stock of FN Holdings for 800 shares of class A common stock.

   Pursuant to the terms of an exchange agreement between FN Holdings, the Bank's Chairman and Parent Holdings (the "Exchange Agreement"), and in connection with the consummation of the FN Acquisition, FN Holdings issued 100% of its class C common stock to Parent Holdings for approximately $210.3 million, and the Bank's Chairman acquired 100% of the class B common stock of FN Holdings, in exchange for his 6.25% of the class A common stock of First Gibraltar Holdings.

   As a result of the consummation of the transactions contemplated by the Exchange Agreement, the Bank's Chairman owned 100% of the class B common stock of FN Holdings, representing 20% of its voting common stock (representing approximately 15% of the voting power of its common stock), and Parent Holdings owns (i) 100% of the class A common stock of FN Holdings, representing 80% of its voting common stock (representing approximately 85% of the voting power of its common stock) and (ii) 100% of the class C common stock of FN Holdings. The class C common stock is redeemable out of distributions from the Bank for $230.3 million plus accrued interest to the date of redemption at a rate equal to the interest rate on the secured term credit facility. On December 29, 1995, the Bank's Chairman transferred his shares of class B common stock to a limited partnership controlled by the Bank's Chairman.

   No dividend will be payable on the class A common stock or the class B common stock of the Company as long as any shares of the class C common stock remain outstanding. Dividends on the Company's class C common stock during 1995 totalled $29.2 million. In addition, 60.8 shares of the Company's class C common stock were redeemed during 1995, resulting in a capital distribution totalling $60.8 million. There were no dividends or distributions on common stock in 1994. Dividends and distributions on common stock in 1993 totalled $379.5 million and included certain assets of the Bank, including the stock of FGMH.

   (b) Preferred Stock

   Floating rate noncumulative preferred stock of the Bank ("Old Preferred Stock") was issued by the Bank in December 1989 to First Gibraltar Holdings. The par value of the Old Preferred Stock was $.01 with 200,000 shares originally issued and 500,000 shares authorized. The liquidation preference and stated value was $1,000 per share. During 1990, 75,500 shares were redeemed at liquidation value. During 1993, the remaining 124,500 shares were redeemed at liquidation value.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   (c) Payment of Dividends

   The payment of dividends by the Company may be limited by the indenture agreement for the Senior Notes and is also restricted pursuant to provisions mandated by the Company's charter. The Federal thrift laws and regulations of the OTS limit the Bank's ability to pay dividends on its preferred or common stock. The Bank generally may not pay dividends if, after the payment of the dividends, it would be deemed "undercapitalized" under the prompt corrective action standards of the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition, depending upon the extent to which the Bank meets its fully phased-in regulatory capital requirements, other limitations will apply to First Nationwide's payment of dividends. The payment of dividends by the Bank will also be subject to the Bank's dividend policy, which reflects such legal and regulatory restrictions.

(24) REGULATORY CAPITAL

   As a savings institution which is regulated by the OTS, the Bank is required to comply with capital requirements of the OTS. These regulations require savings institutions to maintain minimum regulatory tangible capital equal to 1.5% of adjusted total assets and minimum core capital equal to 3.0% of adjusted total assets. Additionally, savings institutions are required to meet a risk-based total capital requirement of 8.0%. At December 31, 1995, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements.

(25) FINANCIAL ASSISTANCE PROVIDED BY FSLIC/RF

   Financial assistance provided pursuant to the Assistance Agreement for the years ended December 31, 1995, 1994 and 1993 follows:

                                                  ACTUAL      FSLIC/RF     GUARANTEED
                                                   YIELD     ASSISTANCE      YIELD
                                                ---------  ------------  ------------
1995
Yield maintenance on Covered Assets:
 Loans and accounts receivable ................   $ 7,572     $   (213)     $ 7,359
 Investments in and advances to subsidiaries  .       (63)         283          220
 Real estate owned ............................    (1,890)       5,016        3,126
                                                ---------  ------------  ------------
                                                  $ 5,619        5,086      $10,705
                                                =========  ============  ============
FSLIC/RF Reimbursement ........................                     --
                                                           ------------
Total effect of FSLIC/RF assistance on the
 consolidated statement of operations  ........               $  5,086
                                                           ============
FDIC Purchase proceeds, write-downs, losses on
 Covered Assets and other claims ..............               $236,378
                                                           ============

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                ACTUAL      FSLIC/RF     GUARANTEED
                                                 YIELD     ASSISTANCE      YIELD
                                              ---------  ------------  ------------
1994
Yield maintenance on Covered Assets:
 Loans and accounts receivable ..............   $21,573    $ (5,543)      $16,030
 Investments in and advances to subsidiaries       (473)      1,178           705
 Real estate owned ..........................    (1,561)     14,817        13,256
                                              ---------  ------------  ------------
                                                $19,539      10,452       $29,991
                                              =========  ============  ============
FSLIC/RF Reimbursement ......................                (1,060)
                                                         ------------
Total effect of FSLIC/RF assistance on the
 consolidated statement of operations  ......               $ 9,392
                                                         ============
Write-downs and losses on Covered Assets and
 other claims ...............................               $71,220
                                                         ============

                                                ACTUAL      FSLIC/RF     GUARANTEED
                                                 YIELD     ASSISTANCE      YIELD
                                              ---------  ------------  ------------
1993
Yield maintenance on Covered Assets:
 Loans and accounts receivable ..............   $27,458     $(4,884)      $22,574
 Investments in and advances to subsidiaries     (4,488)      6,029         1,541
 Real estate owned ..........................     4,953      19,897        24,850
 Other ......................................        35         128           163
                                              ---------  ------------  ------------
                                                $27,958      21,170       $49,128
                                              =========  ============  ============

FSLIC/RF Reimbursement ......................                (5,694)
                                                         ------------
Total effect of FSLIC/RF assistance on the
 consolidated statement of operations  ......               $15,476
                                                         ============
Write-downs and losses on Covered Assets and
 other claims ...............................               $28,076
                                                         ============

(26) OTHER NONINTEREST INCOME AND EXPENSE

   Other noninterest income and expense amounts are summarized as follows for the years ended December 31, 1995, 1994 and 1993 (in thousands):

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                          1995       1994       1993
                                       ---------  ---------  --------
Other noninterest income:
 Dividends on FHLB stock .............   $ 6,546    $ 3,186   $ 1,438
 Disbursement float ..................     2,622        943       149
 Other ...............................     8,759      3,423     4,638
                                       ---------  ---------  --------
                                         $17,927    $ 7,552   $ 6,225
                                       =========  =========  ========
Other noninterest expense:
 Professional fees ...................   $11,802    $ 2,622   $ 5,906
 Telephone ...........................     7,652      2,134       737
 Insurance and surety bonds ..........     4,005      2,321     2,370
 Postage .............................     6,856      1,535       801
 Printing, copying and office
 supplies ............................     6,096      2,057     1,103
 Employee travel .....................     5,244      1,249       449
 Other ...............................    30,876      9,375    14,438
                                       ---------  ---------  --------
                                         $72,531    $21,293   $25,804
                                       =========  =========  ========


(27) INCOME TAXES

   Total income tax expense for the years ended December 31, 1995, 1994 and 1993 was allocated as follows (in thousands):

                                                        1995        1994      1993
                                                    -----------  --------  --------
Income before income taxes, extraordinary item and
 minority interest ................................   $(57,185)    $2,558    $2,500
Extraordinary item ................................        221        119        --
                                                    -----------  --------  --------
Net unrealized holding gain on securities
 available
 for sale .........................................      7,055         --        --
                                                    -----------  --------  --------
                                                      $(49,909)    $2,677    $2,500
                                                    ===========  ========  ========

   Income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993, consists of (in thousands):

                     1995        1994      1993
                 -----------  --------  --------
Federal
 Current .......   $    285   $   --      $2,500
 Deferred ......    (69,000)      --          --
                 -----------  --------  --------
                    (68,715)      --       2,500
                 -----------  --------  --------
State and local
 Current .......     11,530       --          --
 Deferred ......         --    2,558          --
                 -----------  --------  --------
                     11,530    2,558          --
                 -----------  --------  --------
                   $(57,185)  $2,558      $2,500
                 ===========  ========  ========

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The consolidated income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 differs from the amounts computed by applying the statutory U.S. Federal corporate tax rate of 35% for 1995, 1994 and 1993, to income before income taxes and extraordinary item (in thousands):

                                                         1995        1994        1993
                                                     -----------  ---------  ----------
Computed "expected" income tax expense .............   $  42,858  $11,175       $ 51,316
Increase (decrease) in taxes resulting from:
  State income taxes, net of Federal income tax
   benefit  ........................................       7,495    1,740             --
  Tax exempt income ................................      (2,636)  (3,493)        (5,679)
  Amortization of excess cost over fair value of net
   assets acquired  ................................          --       --            164
  Earnings from nonconsolidated subsidiaries .......          --       --        (11,825)
  Loss on sales of real estate owned, net of income
   earned  .........................................          --       --         (2,193)
  Gain on sales of assets and deposits due to
   goodwill  .......................................          --       --         19,152
  Reduction of net operating losses related to
   subsidiary  .....................................          --       --         12,214
  Adjustment to prior year's tax expense ...........      (1,675)      --             --
  Adjustment to deferred tax asset .................       7,644       --             --
  Unrealized holding gain on securities available
   for sale recognized for tax purposes  ...........      15,937       --             --
  Other ............................................      (1,747)     306            390
  Change in the beginning-of-the-year balance of the
   valuation allowance for deferred tax assets
   allocated to income tax expense  ................    (125,061)  (7,170)       (61,039)
                                                     -----------  ---------   ----------
                                                       $ (57,185) $ 2,558       $  2,500
                                                     ===========  =========   ==========

   The significant components of deferred income tax expense (benefit) attributable to income before income taxes and extraordinary item for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                       1995        1994        1993
                                                   -----------  ---------  ----------
Deferred tax expense (exclusive of the effects of
 other components listed below) ..................   $  56,061    $ 9,728    $ 61,039
Decrease in beginning-of-the-year balance of the
 valuation allowance for deferred tax assets  ....    (125,061)    (7,170)    (61,039)
                                                   -----------  ---------  ----------
                                                     $ (69,000)   $ 2,558    $     --
                                                   ===========  =========  ==========

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below (in thousands):

                                                       1995         1994
                                                   -----------  -----------
Deferred tax assets:
  Net operating loss carryforwards ...............   $920,300     $938,153
  Foreclosed real estate .........................         --        8,209
  Loans receivable ...............................      6,868       62,833
  Securities .....................................         --        3,850
  Miscellaneous reserves .........................     11,842        5,538

                              F-37








               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                       1995         1994
                                                   -----------  -----------
Accrued liabilities ..............................      12,675        1,354
  Deferred interest ..............................       4,552           --
  State taxes ....................................       4,243        1,101
  Other intangible assets ........................      47,169       27,498
  Alternative minimum tax credit and investment
   tax credit carryforwards ......................       2,932        3,290
  Other ..........................................       8,174        4,116
                                                   -----------  -----------
       Total gross deferred tax assets  ..........   1,018,755    1,055,942
       Less valuation allowance  .................    (810,459)    (936,242)
                                                   -----------  -----------
       Net deferred tax assets  ..................     208,296      119,700
                                                   -----------  -----------
Deferred tax liabilities:
  Change in accounting method ....................      35,043       46,725
  Other intangible assets ........................      41,651           --
  Purchase accounting adjustments ................      56,319       64,684
  FHLB stock .....................................       2,610        3,297
  Unrealized gains on securities available for
   sale ..........................................       2,503           --
  Other ..........................................       3,673        4,994
                                                   -----------  -----------
       Net deferred tax liabilities  .............     141,799      119,700
                                                   -----------  -----------
       Net deferred tax assets and liabilities  ..  $   66,497   $       --
                                                   ===========  ===========

   The net change in the total valuation allowance for the year ended December 31, 1995 was a decrease of $125.8 million, of which $125.1 million is attributable to income before income taxes, extraordinary item and minority interest and $.7 million is attributable to the extraordinary item. The decrease of $125.1 million attributable to income before income taxes, extraordinary item and minority interest consists of $69 million relating to the favorable reassessment, in the fourth quarter of 1995, of future earnings expectations and $56.1 million relating to the current year. The valuation allowance for deferred tax assets at January 1, 1994 was approximately $943.8 million. The net change in the total valuation allowance for the year ended December 31, 1994 was a decrease of $7.6 million.

   As of December 31, 1994, FN Holdings recorded a valuation allowance for 100% of the Company's net deferred tax asset because at that time it was not more likely than not that such deferred tax asset would be realized. Based on a favorable earnings trend since the consummation of the FN Acquisition and future earnings expectations, management changed its judgement about the realizability of the Company's net deferred tax assets and recognized a deferred tax benefit of $69 million in the fourth quarter of 1995. Management believes that the realization of such asset is more likely than not, based upon the expectation that FN Holdings will generate the necessary amount of taxable income in future periods.

   At December 31, 1995, if FN Holdings had filed a consolidated Federal income tax return on behalf of itself (as common parent) with its subsidiaries, it would have had regular and alternative minimum tax net operating losses for Federal income tax purposes of approximately $2.6 billion and $992 million, respectively, which expire in 2002 through 2007.

(28) EMPLOYEE BENEFIT PLANS

 Postretirement Benefits Plan

   In connection with the FN Acquisition, the Bank assumed unfunded plans to provide postretirement medical benefits to certain eligible employees and their dependents through age 64. In general, early retirement is age 55 with 10 years of service. Retirees participating in the plans pay Consolidated Omnibus Budget Reduction Act premiums for the period of time they participate.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The estimated cost for postretirement health care benefits has been accrued on an actuarial net present value basis, in accordance with the requirements of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

   The following table sets forth the plans' combined liabilities included in the Bank's consolidated statements of financial condition at December 31, 1995 and 1994 (in thousands):

   Accumulated postretirement benefit obligation:

                                                1995     1994
                                             --------  -------
Retirees ...................................   $   --   $   --
Eligible active plan participants ..........    1,177      713
Ineligible active plan participants  .......    1,719    1,164
                                             --------  -------
  Accrued postretirement benefit obligation
  (other liabilities) ......................   $2,896   $1,877
                                             ========  =======

   The projected benefit obligation at December 31, 1995 and 1994 was determined using a discount rate of 8.00% and 8.75%, respectively. At December 31, 1995, an increase of 1% in the health care cost trend rate would cause the accumulated postretirement benefit obligation to increase by $.1 million, and the service and interest costs to increase by less than $.1 million.

   Net periodic postretirement benefits cost for the year ended December 31, 1995 and 1994 included the following components (in thousands):

                                                       1995    1994
                                                     ------  ------
Service cost--benefits attributable
 to service during the current period ..............   $340    $ 78
Interest cost on accumulated postretirement benefit
 obligation ........................................    163      37
                                                     ------  ------
  Periodic postretirement benefit cost .............   $503    $115
                                                     ======  ======

   The initial health care cost trend rate for medical benefits in 1995 was 9.50%, and the average trend rate was 7.32% and the ultimate trend rate was 5.50% which will be reached in seven years. In 1994, the initial health care cost trend rate for medical and dental benefits were 10% and 8%, respectively, and the average trend rate used was 7.5%, with an ultimate trend rate of 6%, to be achieved in ten years.

 Investment Plan

   In connection with the FN Acquisition, the Bank assumed Old FN's defined contribution plan. Effective December 31, 1994, the Bank resolved to merge these plans. The merger was completed in February 1995 upon completion of the transfer of all funds to the surviving plan. Both plans are qualified plans under Section 401(a) of the Internal Revenue Code. The plan is available to substantially all employees with at least one year of employment. Employee contributions are voluntary. The plan provides for deferral of up to 12% of qualifying compensation of plan participants. The Bank's matching contribution was a maximum of 100% of up to the first 3% of employee deferrals. The annual discretionary employer profit sharing contribution is a maximum of 3% of eligible compensation. It can be declared at any level in the range from 0% to 3%. Employees vest immediately in their own deferrals and any employer profit sharing contributions and vest in employer matching contributions based on completed years of service. The Bank's contributions to such plan totalled $2.8 million, $1.5 million, and $.65 million for the years ended December 31, 1995, 1994 and 1993, respectively.

(29) INCENTIVE PLAN

   Effective October 1, 1995, FN Holdings entered into a management incentive plan ("Plan") with certain executive officers of the Bank ("Participants"). Awards under the Plan will be made in the form

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of performance units. Each performance unit entitles Plan Participants to receive cash and/or stock options ("Bonuses") based upon the Participants' vested interest in a bonus pool. Generally, the Plan provides for the payment of Bonuses, on a quarterly basis, to the Participants upon the occurrence of certain events. Bonuses vest at 20% per year beginning October 1, 1995 and are subject to a cap of $50 million.

   In accordance with generally accepted accounting principles, Bonuses are recorded by a charge to compensation and employee benefits and an increase to other liabilities. During 1995, a liability of $2 million was recorded relative to the Plan.

(30) COMMITMENTS AND CONTINGENCIES

   In the ordinary course of business, the Bank has various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. Loan commitments have off-balance-sheet credit risk because only origination fees and accruals for possible losses are recognized in the consolidated statement of financial condition until the commitments are fulfilled. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and that, in accordance with Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," collateral or other security is of no value. The Bank does not anticipate any material loss as a result of these commitments. The Bank applies the same credit standards used in the lending process to extending these commitments, and periodically reassesses the customers' credit worthiness through ongoing credit reviews.

   The following is a summary of outstanding firm commitments to originate and sell loans at December 31, 1995 and 1994 (in thousands):

                                       1995       1994
                                   ----------  ---------
Commitments to originate loans:
 Fixed-rate ......................   $325,199    $29,583
 Variable-rate ...................    101,355     81,230
Forward commitments to sell loans     572,363    $33,255
                                   ==========  =========

   On September 28, 1994, First Nationwide entered into an agreement with FNMA pursuant to which FNMA provided credit enhancements for certain bond-financed real estate projects originated by Old FN. The agreement requires that First Nationwide pledge to FNMA collateral in the form of certain eligible securities which are held by a third party trustee. The collateral requirement varies based on the balance of the bonds outstanding, losses incurred (if any), as well as other factors. At December 31, 1995, First Nationwide had pledged as collateral certain securities available for sale and short-term investment securities with a carrying value of $98.6 million.

   At December 31, 1995, mortgage-backed securities available for sale with a carrying value of $39.0 million were pledged to FNMA associated with sales of certain securitized multi-family loans.

   At December 31, 1994, loans receivable included approximately $2.0 billion of loans that had the potential to experience negative amortization.

   Proposed budget reconciliation legislation that contains provisions to recapitalize the SAIF has been passed by Congress. The legislation includes provisions for a special assessment, as determined by the FDIC, on SAIF-assessable deposits of insured depository institutions in an amount adequate to cause the SAIF to achieve a specified designated reserve ratio. Under the proposed legislation, the assessment would have been due January 1, 1996. The FDIC has publicly estimated that the amount of the special assessment needed to recapitalize the SAIF ranges between 85 to 90 basis points.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


    The legislation provides that the assessment would be applied to SAIF deposits held as of March 31, 1995. The SAIF-assessable deposits of the Bank as of this date, adjusted for the deposit acquisitions and sales discussed in notes 2 and 34, totalled approximately $8.9 billion. If the assessment is made at a rate within the estimated range of 85 to 90 basis points, after giving effect to the deposit acquisitions and sales discussed in notes 2 and 34, the effect on the Bank would be a pre-tax charge in the range of $75 to $80 million ($68 to $72 million on an after-tax basis) (unaudited). It is expected that in the event that the SAIF is capitalized pursuant to this legislation, the assessment rates applicable to SAIF-assessable deposits will be reduced substantially from the Bank's current rate of 23 cents. The proposed legislation includes additional provisions that, among other things, would require BIF member institutions to share pro rata in the obligations of SAIF members for certain obligations issued by the Financing Corporation, a corporation established by the federal government in 1987 to finance the recapitalization of FSLIC. The President has vetoed this budget reconciliation bill. Such veto, however, was based on issues unrelated to the provisions dealing with capitalization of the SAIF. Congress and the President are in negotiations that will affect the outcome of the legislation. The Bank is unable to predict whether such legislation will be enacted.


   First Nationwide is involved in various claims and lawsuits arising from the December 28, 1988 acquisition of five savings associations located in Texas. Under the terms of the Assistance Agreement, FSLIC/RF will indemnify First Nationwide for any amounts incurred in connection with the satisfaction, settlement or compromise of such previous claims and lawsuits, including costs and expenses.

   First Nationwide is involved in various claims and lawsuits arising from the December 28, 1988 acquisition of five savings associations located in Texas. Under the terms of the Assistance Agreement, FSLIC/RF will indemnify First Nationwide for any amounts incurred in connection with the satisfaction, settlement or compromise of such previous claims and lawsuits, including costs and expenses.

   With respect to the FN Acquisition, First Nationwide and Old FN disagree on two components of the purchase price paid for the FN Acquired Business, which total approximately $28 million. This $28 million is carried in other assets in the Bank's consolidated statement of financial condition. The more significant of the two issues in dispute arises from Old FN's change in net book value from January 1, 1994, to the close of business on September 30, 1994. In arriving at the cash purchase price, Old FN added back to the book value of the purchased assets an amount of approximately $24 million which had been amortized from intangible assets and goodwill for the period from January 1, 1994 through September 30, 1994, thereby increasing the estimated cash purchase price by $24 million. First Nationwide believes that the exclusion of the amortization of intangible assets and goodwill from the closing net book value is contrary to the express provisions of the Asset Purchase Agreement. As a result, First Nationwide does not believe that the addition by Old FN of $24 million to the cash purchase price was proper under the terms of the Asset Purchase Agreement. First Nationwide and Old FN commenced the arbitration in December 1995. Although management of First Nationwide believes that it will prevail on this issue, in the event that First Nationwide does not so prevail, the result would not be material to the consolidated financial statements of First Nationwide.

   The other remaining issue in dispute relates to an outstanding receivable account, which the Bank maintains was overstated by approximately $4 million by Old FN at September 30, 1994. Resolution of this issue remains outstanding. Although management of the Bank believes that it will prevail on this issue, in the event that it does not do so, the result would not be material to the consolidated financial statements of First Nationwide.

   In addition, First Nationwide is involved in various claims and lawsuits arising in the ordinary course of business. Management is of the opinion that the effect, if any, of these claims and lawsuits is not material to the Bank's consolidated financial statements.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (31) FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following table presents the carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994 (in thousands). Statement of Financial Accounting Standards No. 107, "Disclosures of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.


                                                              1995                         1994
                                                  ---------------------------  --------------------------
                                                     CARRYING                     CARRYING
                                                       VALUE       FAIR VALUE      VALUE       FAIR VALUE
                                                  -------------  ------------  ------------  ------------
Financial Assets:
 Cash and cash equivalents ......................   $   312,571   $   312,571    $  184,982    $  184,982
 Securities available for sale ..................     1,826,075     1,826,075        45,000        45,000
 Securities held to maturity ....................         1,455         1,455       411,859       409,398
 Mortgage-backed securities held to maturity  ...     1,524,488     1,567,197     3,153,812     3,095,994
 Loans held for sale ............................     1,203,412     1,209,302        26,354        26,354
 Loans receivable, net ..........................     8,831,018     8,971,983     9,966,886     9,832,003
 Covered assets .................................        39,349        39,349       311,603       311,603
 Investment in FHLB .............................       109,943       109,943       128,557       128,557
 Accrued interest receivable ....................       100,604       100,604        87,706        87,706
Financial Liabilities:
 Deposits .......................................    10,241,628    10,283,600     9,196,656     9,140,000
 Securities sold under agreements to  repurchase        969,510       978,700     1,883,490     1,883,490
 Borrowings:
  Gross .........................................     2,409,166     2,464,431     2,853,369     2,828,250
  Interest rate swap agreements (1) .............       (16,304)      (32,000)      (44,390)      (27,000)
                                                  -------------  ------------  ------------  ------------
    Total borrowings ............................   $ 2,392,862   $ 2,432,431    $2,808,979    $2,801,250
                                                  =============  ============  ============  ============

Off-balance-sheet net unrealized gains (losses):
 Commitments to originate loans .................                 $     1,691                  $       --
 Forward commitments to sell loans ..............                      (2,757)                         56

[FN]
- ------------

   (1) Designated as a hedge against FHLB advances.

   The carrying amounts in the table are included in the accompanying consolidated statement of financial position under the indicated captions, except for off-balance-sheet net unrealized gains (losses).

   The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Much of the information used to determine fair value is highly subjective. When applicable, readily available market information has been utilized. However, for a significant portion of the Company's financial instruments, active markets do not exist. Therefore, considerable judgements were required in estimating fair value for certain items. The subjective factors include, among other things, the estimated timing and amount of cash flows, risk characteristics, and interest rates, all of which are subject to changes.

   Cash and cash equivalents: Cash and cash equivalents are valued at their carrying amounts included in the consolidated statement of financial condition, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Securities and mortgage-backed securities: Securities and mortgage-backed securities are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

   Loans held for sale: Loans held for sale are valued based on quoted market prices for mortgage- backed securities backed by similar loans.

   Loans receivable, net: Fair values are estimated for loans in groups with similar financial and risk characteristics. Loans are segregated by type including residential, multi-family and commercial. Each loan type is further segmented into fixed and variable interest rate terms and by performing and non-performing categories in order to estimate fair values.

   For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value of performing commercial and multi-family loans is calculated by discounting scheduled principal and interest cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan type.

   Fair value for non-performing loans is based on discounting estimated cash flows using a rate commensurate with the risk associated with the estimated cash flows, or underlying collateral values, where appropriate.

   Covered Assets: Since the carrying value of Covered Assets is fully guaranteed by the FSLIC Resolution Fund, fair value of these financial instruments approximates the carrying value.

   Investment in FHLB: Since no secondary market exists for FHLB stock and the stock is bought and sold at par by FHLB, fair value of these financial instruments approximates the carrying value.

   Accrued interest: The carrying amounts of accrued interest approximate their fair values.

   Deposits: The fair values of demand deposits, passbook accounts, money market accounts, and other deposits immediately withdrawable, by definition, approximate carrying values for the respective financial instruments. For fixed maturity deposits, the fair value was estimated by discounting expected cash flows by the current offering rates of deposits with similar terms and maturities.

   Securities sold under agreements to repurchase: The fair value of securities sold under agreements to repurchase is estimated using a discounted cash flow analysis based on interest rates currently offered on such repurchase agreements with similar maturities.

   Borrowings: The fair value of borrowings, other than FHLB advances and the Senior Notes, are estimated using discounted cash flow analyses based on current incremental rates for similar borrowing arrangements. The fair values of FHLB advances are estimated using a discounted cash flow analysis based on interest rates currently offered on advances with similar maturities. Fair values of the Bank's interest rate swap agreements, which effectively hedge certain of the Bank's FHLB advances, are based on the net present value of the estimated interest due to the Bank as compared to the estimated interest due to the counterparties of the agreements.

   Off-balance sheet financial instruments: Fair values of the Bank's commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Fair value of forward commitments to sell loans are determined using current estimated replacement costs.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (32) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following table presents selected quarterly financial data for the years ended December 31, 1995 and 1994 (in thousands) (unaudited):

                                                                    QUARTER ENDED
                                      ------------------------------------------------------------------------
                                        DECEMBER 31,    SEPTEMBER 30,    JUNE 30,     MARCH 31,
                                            1995            1995           1995         1995          TOTAL
- ------------------------------------  --------------  ---------------  -----------  -----------  -------------
Total interest income ...............    $ 277,679        $ 270,583      $ 268,127    $  259,456   $ 1,075,845
Total interest expense ..............     (185,619)        (184,751)      (185,237)    (179,208)     (734,815)
                                      --------------  ---------------  -----------  -----------  -------------
 Net interest income ................       92,060           85,832         82,890       80,248       341,030
Provision for loan losses ...........      (19,000)          (6,000)        (5,799)      (6,201)      (37,000)
                                      --------------  ---------------  -----------  -----------  -------------
 Net interest income after provision
  for loan losses ...................       73,060           79,832         77,091       74,047       304,030
Total noninterest income ............       45,717           35,636         38,595       31,025       150,973
Total noninterest expense ...........      (82,725)         (76,973)       (92,520)     (80,335)     (332,553)
                                      --------------  ---------------  -----------  -----------  -------------
 Income before income taxes,
 extraordinary item and minority
 interest ...........................       36,052           38,495         23,166       24,737       122,450
Income taxes (see Note 27) ..........       64,614           (4,005)        (2,743)        (681)       57,185
                                      --------------  ---------------  -----------  -----------  -------------
 Income berfore extraordinary item
  and minority interest .............      100,666           34,490         20,423       24,056       179,635
Extraordinary item ..................           --               --             --        1,967         1,967
                                      --------------  ---------------  -----------  -----------  -------------
 Income before minority interest  ...      100,666           34,490         20,423       26,023       181,602
Minority interest ...................       (8,646)          (8,646)        (8,646)      (8,646)      (34,584)
                                      --------------  ---------------  -----------  -----------  -------------
 Net income .........................    $  92,020        $  25,844      $  11,777    $  17,377    $  147,018
                                      ==============  ===============  ===========  ===========  =============

                                                                   QUARTER ENDED
                                      ---------------------------------------------------------------------
                                        DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                            1994            1994           1994        1994         TOTAL
- ------------------------------------  --------------  ---------------  ----------  -----------  -----------
Total interest income ...............    $ 252,220         $12,856       $ 13,307    $ 14,756     $ 293,139
Total interest expense ..............     (169,434)         (9,385)       (10,325)    (10,701)     (199,845)
                                      --------------  ---------------  ----------  -----------  -----------
 Net interest income ................       82,786           3,471          2,982       4,055        93,294
Provision for loan losses ...........       (6,226)             --             --          --        (6,226)
                                      --------------  ---------------  ----------  -----------  -----------
 Net interest income after provision
  for loan losses ...................       76,560           3,471          2,982       4,055        87,068
Total noninterest income ............       28,651           4,174          4,634       3,699        41,158
Total noninterest expense ...........      (74,401)         (7,059)        (7,279)     (7,559)      (96,298)
                                      --------------  ---------------  ----------  -----------  -----------
 Income before income taxes and
  extraordinary item ................       30,810             586            337         195        31,928
Income taxes ........................       (2,558)             --             --          --        (2,558)
                                      --------------  ---------------  ----------  -----------  -----------
 Income before extraordinary item  ..       28,252             586            337         195        29,370
Extraordinary item ..................         (119)             --          1,495          --         1,376
                                      --------------  ---------------  ----------  -----------  -----------
 Net income .........................    $   28,133        $    586      $   1,832   $     195    $  30,746
                                      ==============  ===============  ==========  ===========  ===========

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (33) CONDENSED PARENT COMPANY FINANCIAL INFORMATION

   The following represents condensed statements of financial condition of the Company (parent company only) at December 31, 1995 and 1994 (in thousands):

                                                  1995        1994
                                              ----------  ----------
ASSETS
 Cash and cash equivalents ..................   $       6   $  3,801
 Investment in Bank .........................    659,155     539,867
 Receivable from Bank .......................         --       3,156
 Office premises and equipment, net  ........         --         414
 Other assets and deferred charges ..........      8,794      10,191
                                              ----------  ----------
  Total assets ..............................   $667,955    $557,429
                                              ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Senior Notes ...............................   $200,000    $200,000
 Accrued interest payable ...................      3,131       3,131
 Payables to affiliates .....................        304       1,301
 Other liabilities ..........................      2,104         125
                                              ----------  ----------
  Total liabilities .........................    205,539     204,557
                                              ----------  ----------
  Total stockholders' equity ................    462,416     352,872
                                              ----------  ----------
  Total liabilities and stockholders' equity    $667,995    $557,429
                                              ==========  ==========

   The following represents parent company only condensed statements of operations for the years ended December 31, 1995, 1994, and 1993 (in thousands):

                                                               1995       1994       1993
                                                           ----------  ---------  ---------
Interest income ..........................................   $    341   $    155  $      --
Dividends received from the Bank .........................    111,900         --    136,210
                                                           ----------  ---------  ---------
                                                              112,241        155    136,210
Interest expense .........................................     25,539      6,381         --
Non-interest expense .....................................      5,819        987         --
                                                           ----------  ---------  ---------
                                                               31,358      7,368         --
Income (loss) before equity in undistributed net income
 of the Bank .............................................     80,883     (7,213)   136,210
Equity in undistributed net income of the Bank  ..........     99,360     37,326      7,908
                                                           ----------  ---------  ---------
Income before taxes and minority interest ................    180,243     30,113    144,118
Income tax expense (benefit) .............................     (1,359)      (633)        --
                                                           ----------  ---------  ---------
Income before minority interest ..........................    181,602     30,746    144,118
Minority interest in earnings of the Bank ................     34,584         --         --
                                                           ----------  ---------  ---------
 Net income ..............................................   $147,018    $30,746   $144,118
                                                           ==========  =========  =========

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    The following represents parent company only statements of cash flows for the years ended December 31, 1995, 1994, and 1993 (in thousands):

                                                       1995         1994         1993
                                                   -----------  -----------  -----------
Cash flows from operating activities:
 Net income ......................................   $ 147,018    $   30,746 $144,118
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Amortization of deferred issuance costs  .......        764           232        --
  Decrease (increase) in receivable from the Bank       3,156        (3,156)       --
  Decrease (increase) in other assets and
   deferred charges ..............................        633          (863)       --
  Increase (decrease) in payable to affiliates  ..       (997)        1,301        --
  Increase in accrued interest payable ...........         --         3,131
  Increase in other liabilities ..................      1,979           125
  Equity in undistributed net income of the Bank      (99,360)      (37,326)   (7,908)
                                                   -----------  -----------  -----------
   Total adjustments .............................    (93,825)      (36,556)   (7,908)
                                                   -----------  -----------  -----------
   Net cash flows provided by (used in) operating
    activities ...................................     53,193        (5,810)  136,210
                                                   -----------  -----------  -----------
Cash flows from investing activities:
 Purchases of furniture, fixtures and equipment  .         --          (414)       --
 Proceeds from disposal of furniture, fixture and
  equipment ......................................        414            --        --
 Capital contributions to the Bank ...............     (2,000)     (390,791)       --
                                                   -----------  -----------  -----------
  Net cash flows used in financing activities  ...     (1,586)     (391,205)        0
                                                   -----------  -----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of Senior Notes  .........         --       190,440        --
 Proceeds from other borrowings ..................         --        19,029        --
 Repayment of other borrowings ...................         --       (19,029)       --
 Issuance of class C common stock ................         --       210,376        --
 Redemption of class C common stock ..............    (60,801)           --        --
 Dividends on class C common stock ...............    (29,185)           --  (136,210)
 Dividends paid to minority shareholders
  of the Bank ....................................     34,584            --        --
                                                   -----------  -----------  -----------
  Net cash flow (used in) provided by financial
   activities ....................................    (55,402)      400,816  (136,210)
Net change in cash and cash equivalents  .........     (3,795)        3,801         0
Cash and cash equivalents at beginning of year  ..      3,801            --        --
                                                   -----------  -----------  -----------
Cash and cash equivalents at end of year  ........   $      6    $    3,801  $      0
                                                   ===========  ===========  ===========

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (34) SUBSEQUENT EVENTS (UNAUDITED)

 Lomas 1996 Purchase

   On January 31, 1996, FNMC consummated an agreement to purchase LMUSA's remaining $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $45.3 million in net other servicing receivables, $5.8 million in mortgage loans, and $6.2 million in net other assets for a purchase price of approximately $160.8 million payable in installments (the "Lomas 1996 Purchase"). The initial installment of $49.8 million was paid with existing cash.

 SFFed Acquisition

   On August 27, 1995 the Bank entered into an Agreement and Plan of Merger (the "Merger Agreement") with SFFed Corp. ("SFFed"), a savings and loan holding company, pursuant to which the Bank acquired (the "SFFed Acquisition") SFFed and its wholly owned federal savings association, San Francisco Federal Savings and Loan Association ("San Francisco Federal"). San Francisco Federal operated 35 branches in the Northern California area. At December 31, 1995, San Francisco Federal had approximately $4.0 billion in assets and approximately $2.7 billion in deposits.

   The SFFed Acquisition was consummated on February 1, 1996. Under the Merger Agreement, holders of SFFed common stock outstanding at the effective time of the merger (other than shares for which dissenter's rights were perfected, shares held by First Nationwide and shares held as treasury stock) received $32 per share. The holders of options on the common stock of SFFed received for each share subject to an option the difference between $32 and the applicable per share option price. The aggregate consideration paid under the Merger Agreement was approximately $264 million. Following completion of the SFFed Acquisition, SFFed was liquidated and San Francisco Federal was merged into First Nationwide. The Bank financed the SFFed Acquisition with existing cash and other borrowings which may ultimately be replaced by proceeds from the sale of certain mortgage-backed securities or other assets.

 Issuance of Senior Subordinated Notes

   On January 31, 1996, FN Holdings issued $140 million of its 9 1/8 % Senior Subordinated Notes Due 2003. On February 1, 1996, FN Holdings contributed the net proceeds of such offering totalling $133 million in cash as additional paid in capital to the Bank to ensure that the Bank retains its "well-capitalized" status upon consummation of the SFFed Acquisition and Lomas 1996 Purchase described in the preceding paragraphs.

 Pending Acquisition -- Home Federal

   On December 19, 1995, the Bank entered into a merger agreement with Home Federal Financial Corporation ("HFFC"), pursuant to which the Bank will acquire (the "Home Federal Acquisition") HFFC and its wholly owned federally chartered savings association subsidiary, Home Federal Savings and Loan Association of San Francisco ("Home Federal"). At December 31, 1995, HFFC had approximately $718 million in assets and $625 million in deposits and operated 15 branches in the Northern California area. The aggregate consideration to be paid in connection with the Home Federal Acquisition is estimated to approximate $70.6 million. The Home Federal Acquisition is subject to approval by HFFC's shareholders and regulatory approval by the Office of Thrift Supervision, and is expected to close in the second quarter of 1996.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Branch Sales

   From September through December of 1995, the Bank entered into the following agreements (the "Branch Sale Agreements") to sell retail deposits ("Deposits") and the related retail banking assets comprised of cash on hand, loans on deposits and facilities ("Related Assets") in Ohio, New York, New Jersey and Michigan as follows:

                                                                                    CARRYING VALUE AT DECEMBER
                                           DATE OF     NUMBER OF      GENERAL                31, 1995
               PURCHASER                  AGREEMENT    BRANCHES       LOCATION
   -----------------------------------------------------------------------------------------------------------------
                                                                                                     RELATED
                                                                                    DEPOSITS          ASSETS
                                                                                    ---------       -----------
                                                                                          (IN THOUSANDS)
Fifth Third Bank of Northeastern Ohio      9/22/95   28           Ohio              $1,414,695      $18,480
North Fork Bank .......................    9/28/95   10           Long Island,         602,014        8,222
                                                                  New York
Middletown Savings Bank ...............    9/29/95    8           Upstate New          485,975        5,594
                                                                  York
Independence Savings Bank .............   10/11/95    3           Brooklyn, New        330,073        3,308
                                                                  York
Republic National Bank ................   10/31/95    3           Manhattan, New       282,580        1,795
                                                                  York
Midlantic Bank ........................    11/3/95    4           New Jersey           509,597        5,556
Independence Savings Bank .............   11/15/95    2           Staten Island,       286,723        3,718
                                                                  New York
Charter One Bank ......................   12/14/95   21           Michigan             783,965       12,667
                                                                                  ------------  --------------
  Total ...............................                                             $4,695,622      $59,340
                                                                                  ============  ==============

   The premiums to be paid by the purchasers in these transactions total approximately $367 million. These sales are subject to regulatory approval and are expected to close during the first half of 1996.

   As of March 8, 1996, the Bank has consummated the sale of 38 branches pursuant to the Branch Sale Agreements, totalling $2.1 billion and $28.1 million in carrying value of Deposits and Related Assets at their respective sale dates, respectively. The Bank financed these sales through additional borrowings from the FHLB and reverse repurchase agreements. Through March 8, 1996, pre-tax gains totalling $180.9 million have been recognized in connection with these transactions.

 Loans to Affiliate

   On March 1, 1996, the Company extended a loan to an affiliate in the amount of $46.8 million.