Form 10-Q
period 1996-09-30
FIRST NATIONWIDE HOLDINGS INC
filed 1996-11-14
CIK 928358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from        N/A         to          N/A
Commission File Number: 33-82654

                         First Nationwide Holdings Inc.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                 Delaware                             13-3778552
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)

               625 Madison Avenue, New York, NY                      10022
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                212-572-8500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of registrant's classes of $1.00 par value common stock, as of the close of business on November 13, 1996: 800 shares of class A common stock; and 200 shares of class B common stock.

                               Page 1 of 48 pages
                           Exhibit index on page: 47

                         FIRST NATIONWIDE HOLDINGS INC.
                     THIRD QUARTER 1996 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS



                                                                                                  Page No.
PART I.       FINANCIAL INFORMATION


     Item 1.      Consolidated Financial Statements

                  Consolidated Statements of Financial Condition
                  September 30, 1996 (unaudited) and December 31, 1995...................................3

                  Unaudited Consolidated Statements of Operations
                  Nine Months Ended September 30, 1996 and 1995..........................................4

                  Unaudited Consolidated Statements of Operations
                  Three Months Ended September 30, 1996 and 1995.........................................5

                  Unaudited Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995..........................................6

                  Notes to Consolidated Financial Statements.............................................8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........................................15


PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.....................................................................46

     Item 2.      Changes in Securities.................................................................47

     Item 3.      Defaults Upon Senior Securities.......................................................47

     Item 4.      Submission of Matters to a Vote of Security Holders...................................47

     Item 5.      Other Information.....................................................................47

     Item 6.      Exhibits and Reports on Form 8-K......................................................47



                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   SEPTEMBER 30, 1996 and DECEMBER 31, 1995
                 (dollars in thousands, except per share data)


                                                                                         September 30,       December 31,
                                                                                             1996                1995
                                                                                             ----                ----
                        Assets                                                            (unaudited)
Cash and amounts due from banks                                                           $   119,091         $   154,758
Interest-bearing deposits in other banks                                                       24,788              32,778
Short-term investment securities                                                              127,339             125,035
                                                                                          -----------          ----------
     Cash and cash equivalents                                                                271,218             312,571

Securities available for sale, at fair value                                                  567,933             348,561
Securities held to maturity                                                                     4,277               1,455
Mortgage-backed securities available for sale
     at fair value                                                                          1,660,140           1,477,514
Mortgage-backed securities held to maturity                                                 1,700,387           1,524,488
Loans held for sale, net                                                                      710,233           1,203,412
Loans receivable, net                                                                      10,596,983           8,831,018
Covered assets                                                                                     --              39,349
Investment in Federal Home Loan Bank ("FHLB") System                                          217,529             109,943
Office premises and equipment, net                                                             92,088              93,509
Foreclosed real estate, net                                                                    58,791              48,535
Accrued interest receivable                                                                   110,811             100,604
Intangible assets                                                                             144,782              18,606
Mortgage servicing rights                                                                     406,669             241,355
Other assets                                                                                  427,637             295,325
                                                                                          -----------         -----------
         Total assets                                                                     $16,969,478         $14,646,245
                                                                                          ===========         ===========

         Liabilities, Minority Interest and Stockholders' Equity

Deposits                                                                                  $ 8,799,990         $10,241,628
Securities sold under agreements to repurchase                                              2,127,574             969,510
Borrowings                                                                                  4,380,368           2,392,862
Other liabilities                                                                             431,291             279,099
                                                                                          -----------         -----------
     Total liabilities                                                                     15,739,223          13,883,099
                                                                                          -----------         -----------

Minority interest-preferred stock of First
     Nationwide Bank                                                                          309,376             300,730

Stockholders' equity:
     Floating rate cumulative perpetual preferred stock,
         $1.00 par value, 10,000 shares issued and outstanding                                150,000                  --
     Class A common stock, $1.00 par value, 800 shares
         authorized, 800 shares issued and outstanding                                              1                   1
     Class B common stock, $1.00 par value, 200 shares
         authorized, 200 shares issued and outstanding                                             --                  --
     Class C common stock, $1.00 par value, 250 shares
         authorized, 0 and 169.5 shares issued and
         outstanding at September 30, 1996 and December 31,
         1995, respectively                                                                        --                  --
     Additional paid-in capital                                                                47,752             223,000
     Net unrealized holding gain on securities
         available for sale                                                                    35,087              63,512
     Retained earnings (substantially restricted)                                             688,039             175,903
                                                                                          -----------         -----------
         Total stockholders' equity                                                           920,879             462,416
                                                                                          -----------         -----------
         Total liabilities, minority interest and
            stockholders' equity                                                          $16,969,478         $14,646,245
                                                                                          ===========         ===========

See accompanying notes to consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                  (Unaudited)
                                 (in thousands)

                                                                                             1996               1995
                                                                                             ----               ----

Interest income:
     Loans receivable                                                                        $671,099          $603,814
     Mortgage-backed securities                                                               191,602           156,440
     Covered assets                                                                             1,413             9,869
     Loans held for sale                                                                       45,424             6,959
     Securities and interest-bearing deposits in other banks                                   24,875            21,084
                                                                                             --------          --------
         Total interest income                                                                934,413           798,166
                                                                                             --------          --------

Interest expense:
     Deposits                                                                                 323,246           328,879
     Securities sold under agreements to repurchase                                            89,923            77,994
     Borrowings                                                                               200,114           142,323
                                                                                             --------          --------
         Total interest expense                                                               613,283           549,196
                                                                                             --------          --------
         Net interest income                                                                  321,130           248,970

Provision for loan losses                                                                      29,700            18,000
                                                                                             --------          --------
     Net interest income after provision for loan losses                                      291,430           230,970
                                                                                             --------          --------

Noninterest income:
     Loan servicing fees, net                                                                  92,150            48,061
     Customer banking fees and service charges                                                 34,356            34,815
     Management fees                                                                            8,016            11,139
     Gain on sales of branches                                                                363,012                --
     Gain/(loss) on sales of loans, net                                                        13,005            (1,113)
     Gain/(loss) on sales of assets                                                            38,396              (180)
     Other income                                                                              46,526            12,534
                                                                                             --------          --------
         Total noninterest income                                                             595,461           105,256
                                                                                             --------          --------

Noninterest expense:
     Compensation and employee benefits                                                       155,976           117,897
     Occupancy and equipment                                                                   37,441            39,456
     Loan expense                                                                              20,454             6,331
     Savings Association Insurance Fund ("SAIF")
          deposit insurance premium                                                            77,011            16,360
     Data processing                                                                            8,345             7,195
     Marketing                                                                                  7,697            11,308
     Professional fees                                                                         13,444             8,281
     Foreclosed real estate operations, net                                                    (6,841)             (232)
     Amortization of intangible assets                                                          6,877               460
     Other                                                                                     58,901            42,772
                                                                                             --------          --------
         Total noninterest expense                                                            379,305           249,828
                                                                                             --------          --------

Income before income taxes, extraordinary item and
     minority interest                                                                        507,586            86,398
Income tax (benefit) expense                                                                  (79,724)            7,429
                                                                                             --------          --------
Income before extraordinary item and minority interest                                        587,310            78,969
Extraordinary item - (loss)/gain on early extinguishment
     of debt, net                                                                              (1,586)            1,967
                                                                                             --------          --------
         Net income before minority interest                                                  585,724            80,936
Minority interest - First Nationwide Bank preferred
     stock dividends                                                                           34,584            25,938
                                                                                             --------          --------
         Net income available to common shareholders                                         $551,140          $ 54,998
                                                                                             ========          ========


See accompanying notes to consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                  (Unaudited)
                                 (in thousands)

                                                                                              1996              1995
                                                                                              ----              ----
Interest income:
     Loans receivable                                                                        $222,438          $206,328
     Mortgage-backed securities                                                                61,180            51,809
     Covered assets                                                                                --             1,044
     Loans held for sale                                                                       15,343             4,542
     Securities and interest-bearing deposits
      in other banks                                                                            9,176             6,860
                                                                                              --------         --------
         Total interest income                                                                308,137           270,583
                                                                                             --------          --------

Interest expense:
     Deposits                                                                                 100,590           116,103
     Securities sold under agreements to repurchase                                            27,613            30,009
     Borrowings                                                                                76,844            38,639
                                                                                             --------          --------
         Total interest expense                                                               205,047           184,751
                                                                                             --------          --------
         Net interest income                                                                  103,090            85,832

Provision for loan losses                                                                       9,900             6,000
                                                                                             --------          --------
     Net interest income after provision for loan losses                                       93,190            79,832
                                                                                             --------          --------

Noninterest income:
     Loan servicing fees, net                                                                  31,385            16,776
     Customer banking fees and service charges                                                 10,550            12,628
     Management fees                                                                            2,306             3,488
     Loss on sales of branches                                                                   (238)               --
     Loss on sales of loans, net                                                                 (665)           (1,233)
     Loss on sales of assets                                                                      (62)             (153)
     Other income                                                                              32,594             4,130
                                                                                             --------          --------
         Total noninterest income                                                              75,870            35,636
                                                                                             --------          --------

Noninterest expense:
     Compensation and employee benefits                                                        45,110            36,122
     Occupancy and equipment                                                                   11,863            10,992
     Loan expense                                                                               6,442             2,367
     SAIF deposit insurance premium                                                            65,427             5,749
     Data processing                                                                            2,520             2,112
     Marketing                                                                                  2,885             3,437
     Professional fees                                                                          3,979             2,192
     Foreclosed real estate operations, net                                                    (1,931)             (891)
     Amortization of intangible assets                                                          2,673               175
     Other                                                                                     18,045            14,718
                                                                                             --------          --------
         Total noninterest expense                                                            157,013            76,973
                                                                                             --------          --------

Income before income taxes, extraordinary item
     and minority interest                                                                     12,047            38,495
Income tax expense                                                                              1,627             4,005
                                                                                             --------          --------
Income before extraordinary item and minority interest                                         10,420            34,490
                                                                                             --------          --------
Extraordinary item - loss on early extinguishment
     of debt, net                                                                              (1,586)               --
                                                                                              -------          --------
         Net income before minority interest                                                    8,834            34,490
Minority interest - First Nationwide Bank
     preferred stock dividends                                                                  8,646             8,646
                                                                                              --------         --------
         Net income available to common stockholders                                          $   188          $ 25,844
                                                                                              ========         ========


See accompanying notes to consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                  (Unaudited)
                                 (in thousands)


                                                                                             1996               1995
                                                                                             ----               ----

Cash flows from operating activities:
     Net income                                                                            $  551,140         $  54,998
     Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
         Amortization of intangible assets                                                      6,877               460
         Accretion of premiums and discounts, net                                             (11,431)           (4,344)
         Amortization of mortgage servicing rights                                             65,482            19,836
         Provision for loan losses                                                             29,700            18,000
         Provision for accrued termination and facilities costs                                    --            13,992
         (Gain) loss on sales of assets                                                       (38,396)              180
         Gain on sales of branches                                                           (363,012)               --
         Loss on sales of loans, net                                                           41,968             7,380
         Gain on sales of foreclosed real estate, net                                         (10,533)           (2,033)
         Extraordinary loss (gain) on early extinguishment
              of debt, net                                                                      1,586            (1,967)
         Depreciation and amortization                                                          9,223             7,206
         FHLB stock dividend                                                                   (3,585)           (5,216)
         Capitalization of originated mortgage
              servicing rights and excess servicing
              fees receivable                                                                 (54,973)           (6,267)
         Purchases and originations of loans held for sale                                 (3,554,652)         (621,565)
         Proceeds from the sales of loans held for sale                                     4,025,868           411,165
         Increase in other assets                                                             (52,854)           (6,697)
         Decrease (increase) in accrued interest receivable                                    16,199           (14,735)
         (Decrease) increase in other liabilities                                             (13,499)           44,149
         Increase in minority interest                                                          8,646                --
                                                                                           ----------         ---------
              Total adjustments                                                               102,614          (140,456)
                                                                                           ----------         ---------
              Net cash flows provided by (used in)
                  operating activities                                                        653,754           (85,458)
                                                                                           ----------         ---------


                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                  (Unaudited)
                                 (in thousands)

                                                                                              1996             1995
                                                                                              ----             ----
Cash flows from investing activities:
         Acquisitions:
              SFFed Acquisition                                                            $  (83,184)      $       --
              Home Federal Acquisition                                                         79,044               --
              Mortgage loan servicing operations                                              (48,305)          (178,093)
              Retail banking branches and deposits                                                 --            363,224
         Purchases of securities available for sale                                          (322,569)               --
         Proceeds from maturities of securities
              available for sale                                                              127,919                --
         Purchases of securities held to maturity                                              (9,303)          (314,368)
         Proceeds from maturities of securities
              held to maturity                                                                  1,250            339,225
         Purchases of mortgage-backed securities
              available for sale                                                             (149,724)               --
         Principal payments on mortgage-backed
              securities available for sale                                                   411,012                --
         Purchases of mortgage-backed securities
              held to maturity                                                                     --            (19,825)
         Principal payments on mortgage-backed
              securities held to maturity                                                     309,296            400,096
         Proceeds from sales of loans receivable                                               65,393            247,364
         Net decrease (increase) in loans receivable                                        1,261,471           (454,401)
         Decrease in covered assets                                                            39,349            307,946
         (Purchases) redemptions of FHLB stock, net                                           (65,753)             7,161
         Purchases of office premises and equipment                                           (28,445)           (19,440)
         Proceeds from disposal of office premises
              and equipment                                                                     4,097             10,071
         Proceeds from sales of foreclosed real estate                                        126,386             51,387
         Purchases of mortgage servicing rights                                               (49,527)              (169)
                                                                                           ----------         ----------
              Net cash flows provided by investing
                  activities                                                                1,668,407            740,178
                                                                                           ----------         ----------

Cash flows from financing activities:
         Branch Sales                                                                      (4,585,022)                --
         Net increase in deposits                                                             238,230            571,310
         Proceeds from additional borrowings                                                6,952,954          3,444,719
         Principal payments on borrowings                                                  (5,247,157)        (4,492,932)
         Proceeds from issuance of preferred stock                                            144,249                 --
         Net increase (decrease) in securities
              sold under agreements to repurchase                                             341,736           (153,384)
         Redemption of class C common stock                                                  (169,497)           (40,145)
         Dividends                                                                            (39,007)           (23,902)
                                                                                           ----------         ----------
              Net cash flows used in financing activities                                  (2,363,514)          (694,334)

Net change in cash and cash equivalents                                                       (41,353)           (39,614)
Cash and cash equivalents at beginning of period                                              312,571            188,783
                                                                                           ----------         ----------
Cash and cash equivalents at end of period                                                 $  271,218         $  149,169
                                                                                           ==========         ==========

See accompanying notes to consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


(1)      Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and nine month periods in the prior year have been reclassified to conform with the current period's presentation.

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

     In April 1995, the Bank acquired approximately $13 million in deposits located in Tiburon, California from East-West Federal Bank, a federal savings bank (the "Tiburon Purchase"). In August 1995, the Bank acquired three retail branches located in Orange County, California with deposit accounts totalling approximately $356 million from ITT Federal Bank, fsb (the "ITT Purchase"). On December 8, 1995, the Bank acquired four retail branches located in Sonoma County, California with associated deposit accounts of approximately $144 million from Citizens Federal Bank, a Federal Savings Bank (the "Sonoma Purchase" and, collectively with the Tiburon and ITT Purchases, the "Branch Purchases").

     On October 2, 1995, FNMC purchased from Lomas Mortgage USA, Inc. ("LMUSA") a loan servicing portfolio of approximately $11.1 billion (including a sub-servicing portfolio of $3.1 billion), a $2.9 billion master servicing portfolio in which FNMC monitors the performance and consolidates the reporting and remittances of multiple servicers for various investors (a "master servicing portfolio"), and other assets (the "LMUSA 1995 Purchase"). On January 31, 1996, FNMC purchased LMUSA's remaining $14.1 billion loan servicing portfolio (including a sub-servicing portfolio of $2.4 billion), a master servicing portfolio of $2.7 billion, $5.9 million in foreclosed real estate, $46.8 million in net other servicing receivables, $2.6 million in mortgage loans, and $6.2 million in net other assets (including $1.4 million in cash and cash equivalents) for a purchase price of approximately $160.0 million payable in installments (the "LMUSA 1996 Purchase" and, together with the LMUSA 1995 Purchase, the "LMUSA Purchases").

     On February 1, 1996, First Nationwide acquired SFFed Corp. ("SFFed") and its wholly owned subsidiary, San Francisco Federal Savings and Loan Association (the "SFFed Acquisition"). The following is a summary of the assets acquired and liabilities assumed in connection with the SFFed Acquisition at February 1, 1996:


                                                                                                       Estimated
                                                      SFFed                             Bank           Remaining
                                                    Carrying         Fair Value       Carrying           Lives
                                                      Value          Adjustments        Value         (in years)
                                                      -----          -----------        -----         ----------
                                                              (dollars in thousands)


Cash and cash equivalents                           $  181,061          $     --      $   181,061           --
Mortgage-backed securities                             918,817            11,007          929,824          1-5
Loans receivable, net                                2,715,758           (23,245)       2,692,513          2-18
Office premises and equipment                           20,581           (11,672)           8,909          3-10
Investment in FHLB System                               31,989                --           31,989           --
Foreclosed real estate, net                             30,018                --           30,018           --
Accrued interest receivable                             22,740                --           22,740           --
Mortgage servicing rights                                2,238            13,762           16,000          2-4
Other assets                                            44,938            (7,773)          37,165          2-5
Deposits                                            (2,678,692)          (10,950)      (2,689,642)         1-5
Securities sold under
     agreements to repurchase                         (815,291)           (3,640)        (818,931)          --
Borrowings                                            (227,203)           (8,831)        (236,034)         1-17
Other liabilities                                      (50,805)           (5,898)         (56,703)         1-5
                                                    ----------          --------        ---------
                                                    $  196,149          $(47,240)         148,909
                                                    ==========          ========
Purchase price                                                                            264,245
                                                                                        ---------
Excess cost over fair value
     of net assets acquired                                                             $ 115,336
                                                                                        =========


     The purchase price for the SFFed Acquisition was financed with existing cash of the Bank and other borrowings, some of which were repaid with the $311.8 million of proceeds from the sale of consumer loans on February 23, 1996. In connection with the SFFed Acquisition, FN Holdings issued $140 million of 9-1/8% Senior Subordinated Notes Due 2003 (the "Senior Sub Notes") and contributed the net proceeds thereof of $133 million to the Bank as additional paid-in capital, which augmented the Bank's regulatory capital to maintain its "well-capitalized" status after the SFFed Acquisition.

     On June 1, 1996, the Bank acquired Home Federal Financial Corporation ("HFFC"), and its wholly-owned federally chartered savings association, Home Federal Savings and Loan Association of San Francisco (the "Home Federal Acquisition," and together with the SFFed Acquisition, the "1996 Acquisitions"). The aggregate consideration paid in connection with the Home Federal Acquisition was approximately $67.8 million funded with existing cash. The following is a summary of the assets acquired and liabilities assumed in the Home Federal Acquisition at June 1, 1996:


                                                                                                       Estimated
                                                      HFFC                              Bank           Remaining
                                                    Carrying         Fair Value       Carrying           Lives
                                                      Value          Adjustments        Value         (in years)
                                                      -----          -----------        -----         ----------
                                                               (dollars in thousands)


Cash and cash equivalents                            $ 146,867           $     --        $ 146,867           --
Mortgage-backed securities                               4,053                (65)           3,988          1-5
Loans receivable, net                                  538,722              3,983          542,705          2-18
Office premises and equipment                            4,202             (2,165)           2,037          3-10
Investment in FHLB System                                6,259                 --            6,259
Foreclosed real estate, net                              2,421               (198)           2,223           --
Accrued interest receivable                              3,594                 --            3,594           --
Mortgage servicing rights                                  817              1,657            2,474           2-4
Other assets                                            10,016               (202)           9,814           2-5
Deposits                                              (632,399)            (1,875)        (634,274)          1-5
Borrowings                                             (30,000)               241          (29,759)          1-17
Other liabilities                                       (3,602)            (2,940)          (6,542)          1-5
                                                      --------           --------         --------
                                                      $ 50,950           $ (1,564)          49,386
                                                      ========           ========
Purchase price                                                                              67,823
                                                                                          --------
Excess cost over fair value
     of net assets acquired                                                               $ 18,437
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

     From September through December of 1995, First Nationwide entered into contracts for the sale of its retail deposits ("Deposits") and the related retail banking assets comprised of cash on hand, loans on deposits, and facilities (collectively, "Assets") in the states of Ohio, New York, New Jersey and Michigan (collectively, the "Branch Sale Agreements") at gross prices which represent an average premium of 7.96% of the deposits sold. During the first half of 1996, the Branch Sale Agreements were consummated in a series of transactions, as follows (the "Branch Sales"):


                                                                      Carrying Value at
                                  Sale                               Respective Sale Date
                              Consummation       Number of        -------------------------          Pre-tax
Branch Location                  Date            Branches         Deposits           Assets           Gain
---------------                  ----            --------         --------           ------           ----
                                                                           (dollars in thousands)

New York                       1/12/96               7          $   416,476         $  5,997         $ 32,991
Ohio                           1/19/96              28            1,392,561           20,480          130,660
New York                       2/23/96               3              270,046            1,838           17,027
New York                       3/15/96               5              615,572            8,083           48,933
New Jersey                     3/22/96               4              501,262            6,396           35,938
New York                       3/22/96              11              637,045            9,465           41,286
Michigan                       6/28/96              21              799,226           15,060           56,177
                                                    --           ----------          -------         --------

                                                    79           $4,632,188          $67,319         $363,012
                                                    ==           ==========          =======         ========

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

     The following pro forma financial information combines the historical results of the Company as if the SFFed Acquisition, LMUSA Purchases, Branch Sales and the issuance of the Senior Sub Notes had occurred as of the beginning of the first period presented (in thousands):

                                  Nine months ended September 30,
                                  -------------------------------
                                      1996              1995
                                      ----              ----
     Net interest income            $324,207         $325,339
     Net income                      219,047          130,067
                                     =======          =======


     The gains recognized related to the Branch Sales are excluded from the above table. The pro forma information does not include the effect of the Maryland Acquisition, the Home Federal Acquisition or the Branch Purchases because such effect is not material. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the SFFed Acquisition, LMUSA Purchases, Branch Sales and the issuance of the Senior Sub Notes had been consummated in the past nor do they project the results of operations in any future period.

     On July 27, 1996, FN Holdings entered into an agreement pursuant to which the Bank will acquire 100% of the outstanding stock of Cal Fed Bancorp Inc. ("Cal Fed") for approximately $1.2 billion of cash consideration and a portion of litigation interests owned by Cal Fed (the "Cal Fed Acquisition"). Cal Fed Bancorp Inc., a savings and loan holding company, owns 100% of the common stock of California Federal Bank, A Federal Savings Bank, which at June 30, 1996, had total assets of approximately $14.0 billion and deposits of $8.8 billion, and operated 118 branches in California and Nevada. The acquisition is subject to Cal Fed shareholder and regulatory approval and is expected to close in the first quarter of 1997.

     Pursuant to a merger agreement, dated September 19, 1996 by and between FN Holdings and FN Escrow (the "FN Escrow Merger"), FN Holdings will acquire the net proceeds from the September 19, 1996 issuance of FN Escrow's $575 million of 10-5/8% senior subordinated notes due 2003 (the "Notes"). FN Holdings expects to use (i) the net proceeds of the Notes of approximately $555 million, together with (ii) the $144.2 million net cash proceeds from the sale of $150 million aggregate liquidation value of Holdings Preferred Stock to a corporation owned by Gerald J. Ford, Chairman of the Board, Chief Executive Officer and Director of the Bank, and (iii) existing cash, to finance the Cal Fed Acquisition. Upon consummation of the Cal Fed Acquisition, FN Escrow will be merged with and into FN Holdings. Pursuant to the FN Escrow Merger, the obligations of FN Escrow under the Notes will be assumed by FN Holdings.

     Upon receipt of the proceeds from the issuance of the Holdings Preferred Stock to Special Purpose Corp., Holdings loaned to an affiliate approximately $19 million. Such loan bears interest at the rate of 14% at September 30, 1996, and is an unsecured subordinated obligation of the borrower, which obligation to Holdings is evidenced by a Promissory Note. The loan is expected to be repaid concurrently with the closing of the Cal Fed Acquisition and the FN Escrow Merger. Management believes that the terms and conditions to such loan are at least as favorable to Holdings as might have been obtained in a similar transaction.

(3)      Cash, Cash Equivalents, and Statement of Cash Flows

     The Company uses the indirect method to present cash flows from operating activities. Cash paid for interest for the nine months ended September 30, 1996 and 1995 was $619.5 million and $504.0 million, respectively.

     During the nine months ended September 30, 1996, noncash activity consisted of transfers from loans receivable to foreclosed real estate of $87.4 million, and the transfers of certain consumer loans from loans held for sale to loans receivable totalling $27.7 million.

     During the nine months ended September 30, 1995, noncash activity consisted of the transfer of $58.5 million from loans receivable to foreclosed real estate.

(4)      Issuance of Senior Sub Notes

     On January 31, 1996, the Company issued $140 million of its Senior Sub Notes. The net proceeds of this offering, totalling $133 million, were contributed to the Bank as additional paid-in capital.

(5)      Issuance of Preferred Stock

     On September 19, 1996, the Company issued 10,000 shares of Preferred Stock ("Holdings Preferred Stock") with a liquidation value of $150 million. Cash dividends on the Holdings Preferred Stock are cumulative and are payable: (i) in cash at an annual rate equal to the cost of funds to an affiliate of FN Holdings under such affiliate's bank credit facility and (ii) in newly issued shares of another series of Cumulative Perpetual Preferred Stock Holdings ("Additional Preferred Stock") at an annual rate of 2% of the stated liquidation value of the Holdings Preferred Stock, if, when, and as declared by the Board of Directors of FN Holdings. The annual cash dividends on the 10,000 shares of Holdings Preferred Stock, assuming such dividends have been declared by the Board of Directors of FN Holdings, are expected to approximate $15 million per year.

(6)      Stockholders' Equity

     Dividends on the Company's class A, B and C common stock during the nine months ended September 30, 1996 totalled $24.3 million, $6.1 million, and $8.6 million, respectively. In addition, the remaining 169.5 shares of the class C common stock were redeemed during the period, resulting in a capital distribution totalling $169.5 million. Dividends on the Company's class C common stock during the nine months ended September 30, 1995 totalled $23.9 million.

(7)      Gains on Sales of Assets

     On June 28, 1996, First Nationwide sold 2,000,000 shares of its investment in common stock of Affiliated Computer Services, Inc. ("ACS") and acquired the FDIC's interest in the remaining shares of ACS owned by the Bank. A pre-tax gain of $40.4 million resulted from this transaction.

(8)     Termination of Assistance Agreement

     On August 19, 1996, the Bank and the FSLIC's successor, the FSLIC/RF, executed an agreement which resulted in the termination of the Assistance Agreement. As a result of the agreement, the FSLIC/RF paid the Bank the Covered Asset balance of $39 million and, among other things, assumed the responsibility for the disposition of several litigation matters involving Covered Assets which had been retained by the Bank following the FDIC Purchase. Accordingly, all accounts related to the Assistance Agreement, including previously established allowances for losses, were extinguished, resulting in additional noninterest income of $25.6 million.

(9)     Special SAIF Assessment

     On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("Act") of 1996 was enacted. The Act included a special assessment ("Special SAIF Assessment") related to the recapitalization of the SAIF, which was levied based on a rate of 65.7 cents per $100 of SAIF-insured domestic deposits held as of March 31, 1995. As a result of the Act, First Nationwide recorded a pre-tax charge of $60.1 million on September 30, 1996. The portion of this assessment related to deposits sold in Ohio, New York, New Jersey and Michigan will be borne, pursuant to each sales contract, by the respective purchasers and accordingly, such amounts are not included in the expense recorded by First Nationwide. Management expects the 1997 SAIF deposit premiums to decline to 6.4 cents per $100 of SAIF-insured deposits per year from the prior rate of 23 cents.

(10)    Extraordinary Item

     On September 12, 1996, First Nationwide repurchased $44 million aggregate principal amount of the $50 million in Senior Notes assumed in the SFFed Acquisition, resulting in an extraordinary loss of $1.6 million, net of income taxes, on the early extinguishment of such debt. In February 1995, First Nationwide prepaid $250 million in Federal Home Loan Bank advances, resulting in an extraordinary gain of $2.0 million, net of income taxes, on the early extinguishment of such borrowings.

(11)    Newly Issued Accounting Pronouncements

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

     SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management has not yet completed its analysis of SFAS No. 125 and is unable to determine the effect, if any, implementation may have on the Company's consolidated financial statements.

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

     During the nine months ended September 30, 1996, the Bank made significant progress in the implementation of its strategies to concentrate its retail banking operations in California and to increase its mortgage banking operations. On February 1, 1996, the Bank consummated the SFFed Acquisition involving assets totalling $4.0 billion and retail deposits totalling $2.7 billion. On January 31, 1996, FNMC consummated the acquisition of a $14.1 billion loan servicing portfolio in the LMUSA 1996 Purchase. On June 3, 1996, the Bank consummated the Home Federal Acquisition involving assets totalling $.7 billion and retail deposits totalling $.6 billion. During the nine months ended September 30, 1996, the Bank sold its retail branches in Ohio, New York, New Jersey and Michigan with deposits totalling $4.6 billion, resulting in pre-tax gains totalling $363.0 million.

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

     NET INCOME

     FN Holdings reported net income for the nine months ended September 30, 1996 of $551.1 million compared with net income of $55.0 million for the corresponding period in 1995. Net income for the nine months ended September 30, 1996 includes $363.0 million in pre-tax gains on sales of branches, $40.4 million in pre-tax gains from the sale of ACS stock, $25.6 million in pre-tax income recognized in connection with the termination of the Assistance Agreement and the recognition of a $125.0 million deferred tax benefit, partially offset by a $60.1 million charge for the Special SAIF Assessment. Net income for the three months ended September 30, 1996 was $.2 million compared to $25.8 million for the similar period in 1995 and includes the charge for the Special SAIF Assessment, offset in part by the income recognized in connection with the termination of the Assistance Agreement. Net income, excluding the aforementioned items, Incentive Plan charges and extraordinary loss on early extinguishment of debt, totaled $118.7 million and $35.8 million for the nine and three month periods ended September 30, 1996, respectively.

     Net interest income was $103.1 million and $321.1 million, respectively, for the three and nine months ended September 30, 1996, compared with $85.8 million and $249.0 million for the same periods in 1995. The increases in 1996 over 1995 are primarily due to the increased volumes of interest-bearing assets and liabilities acquired in the 1996 Acquisitions and increases in the net interest margin during 1996 compared to 1995, partially offset by the increased interest expense from the Senior Sub Notes.

     FINANCIAL CONDITION

     During the nine months ended September 30, 1996, consolidated total assets increased $2.3 billion, to $17.0 billion, from December 31, 1995, due to the assets acquired in the 1996 Acquisitions and the LMUSA 1996 Purchase. During the same period, consolidated total liabilities increased $1.9 billion, primarily due to additional liabilities assumed in the 1996 Acquisitions and the issuance of the Senior Sub Notes, offset partially by a decrease in deposits related to the Branch Sales. Within total liabilities, there has been a $3.1 billion increase in borrowings and securities sold under agreements to repurchase, offset by a $1.4 billion decrease in deposits related to the net impact of Branch Sales and 1996 Acquisitions.

     During the nine months ended September 30, 1996, stockholders' equity increased by $458.4 million. The increase in stockholders' equity is the net result of $551.1 million in net income for the period and $150.0 million in proceeds from the issuance of preferred stock, partially offset by $39.0 million in class A, B and C common stock dividends, $169.5 million in capital distributions for the complete redemption of all of the Company's class C common stock during the nine months ended September 30, 1996, $5.7 million in preferred stock issuance costs and a decrease in the net unrealized gain on securities available for sale of $28.5 million. The decrease in the net unrealized gain on securities available for sale is primarily due to the sale of a portion of First Nationwide's ACS stock.

     The Company's non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments and specific allowances for loan losses, and foreclosed real estate, net, increased to $228 million at September 30, 1996 compared with $220 million at December 31, 1995. Approximately $68.5 million, or 30%, of the total non-performing assets at September 30, 1996 were acquired in the 1996 Acquisitions. Total non-performing assets as a percentage of the Bank's total assets decreased to 1.36% at September 30, 1996, from 1.50% of the Bank's total assets at December 31, 1995.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995

     The following table sets forth, for the periods and at the dates indicated, information regarding the Company's consolidated average statements of financial condition, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company and includes the impact of the SFFed and Home Federal Acquisitions from their respective acquisition dates of February 1, 1996 and June 1, 1996.

                                                                            Nine months ended
                                                                          September 30, 1996
                                                              --------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                         (dollars in millions)
   ASSETS

     Interest-earning assets (1):
         Securities (2)(3)                                      $   569             $ 25            5.86%
         Mortgage-backed securities
              available for sale (3)                              1,723               88            6.81
         Mortgage-backed securities
              held to maturity (3)                                1,804              103            7.61
         Loans held for sale, net                                   850               46            7.22
         Loans receivable, net                                   11,103              671            8.06
         Covered assets                                              35                1            5.43
                                                                -------             ----            ----
              Total interest-earning assets                      16,084              934            7.74%
                                                                                    ----            ----
     Noninterest-earning assets                                   1,162
                                                                -------

              Total assets                                      $17,246
                                                                =======
   LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:
         Deposits                                               $ 9,629             $323            4.48%
         Securities sold under
              agreements to repurchase                            2,118               90            5.68
         Borrowings (4)                                           4,129              200            6.47
                                                                -------             ----            ----
              Total interest-bearing
              liabilities                                        15,876              613            5.16%
                                                                                    ----            ----
     Noninterest-bearing liabilities                                348
     Minority interest                                              307
     Stockholders' equity                                           715
         Total liabilities, minority                            -------
              interest and stockholders'
              equity                                            $17,246
                                                                =======
     Net interest income                                                            $321
                                                                                    ====
     Interest rate spread                                                                           2.58%
                                                                                                    ====
     Net interest margin                                                                            2.65%
                                                                                                    ====
     Average equity to average assets                                                               4.15%
                                                                                                    ====

                                    Page 17

                                                                              Nine months ended
                                                                              September 30, 1995
                                                              ----------------------------------------------
                                                               Average                              Average
                                                               Balance           Interest            Rate
                                                               -------           --------           -------
                                                                          (dollars in millions)
   ASSETS

     Interest-earning assets (1):
         Securities (2)(3)                                      $   431              $ 21           6.53%
         Mortgage-backed securities
            available for sale (3)                                   --                --            --
         Mortgage-backed securities
            held to maturity (3)                                  2,996               156           6.94
         Loans held for sale, net                                   110                 7           8.42
         Loans receivable, net                                   10,170               604           7.92
         Covered assets (5)                                         206                10           6.40
                                                                -------               ---           ----
         Total interest-earning
              assets                                             13,913               798           7.65%
                                                                                      ---           ----
     Noninterest-earning assets                                     728
                                                                -------

              Total assets                                      $14,641
                                                                =======
   LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:
         Deposits                                               $ 9,876             $329            4.45%
         Securities sold under
              agreements to repurchase                            1,554               78            6.71
         Borrowings (4)                                           2,278              142            8.35
                                                                 ------              ---            ----
              Total interest-bearing
                  liabilities                                    13,708              549            5.36
                                                                                     ---            ----
     Noninterest-bearing liabilities                                286
     Minority interest                                              301
     Stockholders' equity                                           346
         Total liabilities, minority                            -------
              interest and stockholders'
              equity                                            $14,641
                                                                =======
     Net interest income                                                            $249
                                                                                    ====
     Interest rate spread                                                                           2.29%
                                                                                                    ====
     Net interest margin                                                                            2.37%
                                                                                                    ====
     Average equity to average assets                                                               2.36%
                                                                                                    ====

---------------

   (1) Nonaccruing assets are included in the average balances for the periods indicated.
   (2) Includes interest-bearing deposits in other banks and securities purchased under agreements to resell.
   (3) Prior to December 29, 1995, all U.S. government agency and mortgage-backed securities were classified in the held to maturity category. On December 29, 1995, the Company reclassified $1.5 billion and $231.8 million, respectively, of securities and mortgage-backed securities from the held-to-maturity category to the available-for-sale category. The information presented in the "securities" line for 1996 includes securities held to maturity of $4 million and related interest of less than $0.01 million with the remainder representing securities available for sale. Average balances presented for 1996 represent the original amortized cost of the securities without the effect of unrealized gains and losses recorded as a result of the available for sale classification.
   (4)    Interest and Average Rate include the impact of interest rate swaps.
   (5) Includes unconsolidated subsidiaries covered by FSLIC/RF yield maintenance.

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


                                                            Nine months ended September 30, 1996 vs. 1995
                                                                     Increase (Decrease) Due to
                                                            ---------------------------------------------
                                                             Volume               Rate              Net
                                                            -------               ----              ---
                                                                            (in millions)
INTEREST INCOME:

     Securities                                               $  6                $ (2)            $  4
     Mortgage-backed securities
         available for sale                                     88                  --               88
     Mortgage-backed securities
         held to maturity                                      (70)                 17              (53)
     Loans held for sale, net                                   40                  (1)              39
     Loans receivable, net                                      56                  11               67
     Covered assets                                             (8)                 (1)              (9)
                                                              ----                ----             ----
         Total                                                 112                  24              136
                                                              ----                ----             ----

INTEREST EXPENSE:

     Deposits                                                   (9)                  3               (6)
     Securities sold under
         agreements to repurchase                               21                  (9)              12
     Borrowings                                                 80                 (22)              58
                                                              ----                ----             ----
         Total                                                  92                 (28)              64
                                                              ----                ----             ----
              Change in net interest income                   $ 20                $ 52             $ 72
                                                              ====                ====             ====

     The volume variances in total interest income and total interest expense from the nine months ended September 30, 1995 to the corresponding period in 1996 are largely due to the additional $4.2 billion in interest-earning assets acquired, $4.4 billion in interest-bearing liabilities assumed in the 1996 Acquisitions and the issuance of the $140 million Senior Sub Notes. The overall volume change in net interest income is positive primarily due to the 1996 Acquisitions and Branch Sales. The positive total rate variance of $52 million is attributed to increasing rates on adjustable-rate assets as such assets repriced to their fully-indexed yields, and the decrease in overall market rates on interest-bearing liabilities between the two periods, offset slightly by the impact of the additional wholesale borrowings used to finance the Branch Sales and the issuance of the Senior Sub Notes. During the nine months ended September 30, 1996, deposits totalling $4.6 billion with a weighted average rate of 4.59% were sold and replaced with $4.1 billion of FHLB advance borrowings and securities sold under agreements to repurchase with a weighted average rate of 5.45%.

     INTEREST INCOME. Total interest income was $934.4 million for the nine months ended September 30, 1996, an increase of $136.2 million from the nine months ended September 30, 1995. The interest-earning assets acquired in the 1996 Acquisitions resulted in total interest-earning assets for the nine months ended September 30, 1996 averaging $16.1 billion, compared to $13.9 billion for the corresponding period in 1995. In addition, the yield on total interest-earning assets during the nine months ended September 30, 1996 increased to 7.74% from the 7.65% yield on total interest-earning assets for the nine months ended September 30, 1995.

     FN Holdings earned $671.1 million of interest income on loans receivable for the nine months ended September 30, 1996, an increase of $67.3 million from the nine months ended September 30, 1995. The loans acquired in the 1996 Acquisitions contributed most of the increased interest income in 1996, and resulted in an increase in the average balance of loans receivable to $11.1 billion from $10.2 billion for the nine months ended September 30, 1995. The weighted average yield on loans receivable increased to 8.06% for the nine months ended September 30, 1996 from 7.92% for the same period in 1995 due to upward rate adjustments on adjustable rate residential loans as such loans repriced to their fully indexed rates, without the effect of teaser rates or annual interest rate adjustment caps.

     FN Holdings earned $45.4 million of interest income on loans held for sale for the nine months ended September 30, 1996, an increase of $38.5 million from the nine months ended September 30, 1995. The increased income is the net effect of a higher average volume of loans held for sale due to increased originations from the operations acquired in the Maryland Acquisition and the LMUSA Purchases, partially offset by a decrease in the weighted average rate of such loans. The average balance of loans held for sale was $850 million for the nine months ended September 30, 1996, an increase of $740 million over the same period in 1995. The weighted average yield on loans held for sale decreased to 7.22% for the nine months ended September 30, 1996 from 8.42% during the nine months ended September 30, 1995 due to generally decreasing market rates during the period and the portfolio consisting of a higher percentage of comparatively lower-rate adjustable rate loans in 1996 compared to a higher fixed rate portfolio in 1995.

     Interest income on all mortgage-backed securities, including the available for sale portfolio and mortgage-backed securities held to maturity, was $191.6 million for the nine months ended September 30, 1996, an increase of $35.2 million from the nine months ended September 30, 1995. The average portfolio balances increased $.5 billion, to $3.5 billion, during the nine months ended September 30, 1996 compared to $3.0 billion during the nine months ended September 30, 1995. The weighted average yield on all mortgage-backed securities increased to 7.22% for the nine months ended September 30, 1996 from 6.94% for the corresponding period in 1995, primarily due to the upward rate adjustments of adjustable rate mortgage-backed securities as the loans underlying such securities repriced to their fully indexed rates, without the effect of teaser rates or annual interest rate adjustment caps.

     The interest income from Covered Assets declined $8.5 million, to $1.4 million, for the nine months ended September 30, 1996 compared to the nine months ended

September 30, 1995. This decline is due to a reduction in the average volume of Covered Assets resulting from the FDIC Purchase in June 1995 and the termination of the Assistance Agreement.

     Interest income from securities and interest-bearing deposits in banks was $24.9 million for the nine months ended September 30, 1996, an increase of $3.8 million from the nine months ended September 30, 1995. The average portfolio balances during the nine months ended September 30, 1996 and 1995 increased to $569 million from $431 million, respectively, primarily due to assets acquired in the SFFed Acquisition. The weighted average yield on these assets decreased to 5.86% for the nine months ended September 30, 1996 from 6.53% for the nine months ended September 30, 1995, primarily due to an overall decline in market interest rates.

     INTEREST EXPENSE. Total interest expense was $613.3 million for the nine months ended September 30, 1996, an increase of $64.1 million from the nine months ended September 30, 1995. The increase is the result of additional interest-bearing liabilities assumed in the 1996 Acquisitions, the issuance of the Senior Sub Notes, and incrementally higher rates paid on the additional borrowings incurred to replace the retail deposits sold in the Branch Sales.

     Interest expense on customer deposits, including brokered deposits, was $323.2 million for the nine months ended September 30, 1996, a decrease of $5.6 million from the nine months ended September 30, 1995. The average balance of customer deposits outstanding decreased from $9.9 billion to $9.6 billion for the nine months ended September 30, 1995 and 1996, respectively. The $4.6 billion in deposits sold in the Branch Sales decreased the average balance from period to period by $3.4 billion while deposits of approximately $3.8 billion acquired in the 1996 Acquisitions and the Branch Purchases increased the average balance from period to period by $3.2 billion due to the timing of such acquisitions and sales. The overall weighted average cost of deposits increased from 4.45% for the nine months ended September 30, 1995 to 4.48% for the nine months ended September 30, 1996, due principally to the effect of the deposits assumed in the 1996 Acquisitions having a weighted average rate of 5.08% and the deposits sold in the Branch Sales having a weighted average rate of approximately 4.59%, as well as slight increases in the market rates of interest paid for brokered deposits, partially offset by the impact of higher average balances of lower rate custodial transaction accounts related to the additional loan servicing acquired in the Maryland Acquisition and the LMUSA Purchases.

     Interest expense on securities sold under agreements to repurchase totalled $89.9 million for the nine months ended September 30, 1996, an increase of $11.9 million from the nine months ended September 30, 1995. The average balance of such borrowings for the nine months ended September 30, 1996 and 1995 was $2.1 billion and $1.6 billion, respectively. The increase is attributed to $.8 billion of such liabilities acquired in the 1996 Acquisitions together with $1.5 billion in additional short-term borrowings to fund the Branch Sales during 1996, partially offset by maturities and payoffs that were refinanced with deposits acquired from the Home Federal Acquisition and FHLB advances. The weighted average interest rate on these instruments decreased to 5.68% during the nine months ended September 30, 1996 from 6.71% for the nine months ended September 30, 1995, primarily due to the impact of decreases in overall market interest rates for such borrowings.

     Interest expense on borrowings totalled $200.1 million for the nine months ended September 30, 1996, an increase of $57.8 million from the nine months ended

September 30, 1995. The increase is attributed to the net effect of a volume increase for borrowings assumed in the 1996 Acquisitions, the issuance of the Senior Sub Notes and additional borrowings to replace the deposits sold in the Branch Sales, partially offset by the impact of decreases in the rates paid on such borrowings largely due to the shorter weighted average maturity of the borrowings at September 30, 1996 compared to September 30, 1995. The average balance outstanding for the nine months ended September 30, 1996 and 1995 was $4.1 billion and $2.3 billion, respectively. The weighted average interest rate on these instruments decreased to 6.47% during the nine months ended September 30, 1996 from 8.35% for the nine months ended September 30, 1995, primarily due to the impact of decreases in overall market interest rates and the shorter average maturity of the portfolio.

     NET INTEREST INCOME. Net interest income was $321.1 million for the nine months ended September 30, 1996, an increase of $72.2 million from the nine months ended September 30, 1995. The interest rate spread increased to 2.58% for the nine months ended September 30, 1996 from 2.29% for the nine months ended September 30, 1995.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the Branch Sales and on sales of assets, was $595.5 million for the nine months ended September 30, 1996, an increase of $490.2 million from the nine months ended September 30, 1995. This increase includes (i) gains on sales of branches of $363.0 million, (ii) gain from the sale of ACS stock of $40.4 million, and
(iii) the income recognized in connection with the termination of the Assistance Agreement of $25.6 million.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $92.2 million for the nine months ended September 30, 1996, compared to $48.1 million for the nine months ended September 30, 1995. This increase is due to the addition of the mortgage servicing portfolios acquired in the Maryland Acquisition, the LMUSA Purchases and the 1996 Acquisitions, as well as servicing rights originated through the increased origination capacity provided by these acquisitions. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $7.4 billion at January 1, 1995 to $27.0 billion at January 1, 1996 and to $42.7 billion at September 30, 1996. During the nine months ended September 30, 1996, First Nationwide sold $3.8 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $457.3 million of such sales for the corresponding period in 1995.

     Fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $34.4 million for the nine months ended September 30, 1996, compared to $34.8 million for the nine months ended September 30, 1995. The decrease is attributed to the impact of decreased revenues associated with the Branch Sales, partially offset by the increased revenues from the retail banking operations acquired in the Branch Purchases and the 1996 Acquisitions.

     Management fees totaled $8.0 million for the nine months ended September 30, 1996, compared to $11.1 million for the nine months ended September 30, 1995. The decrease is attributed principally to the reduced number of assets under management as a result of contracts with the Resolution Trust Corporation and other third parties which have expired.

     Gain on sales of branches was $363.0 million for the nine months ended September 30, 1996. See note 2 to the accompanying financial statements for additional information regarding the Branch Sales.

     Gain on sales of loans was $13.0 million for the nine months ended September 30, 1996, compared to a loss of $1.1 million for the nine months ended September 30, 1995. The increase is attributed in part to a gain of $7.5 million on the sale of $298.0 million of consumer loans during the first quarter of 1996. In addition, the Company experienced increased gains on sales of single-family mortgage loans due to the adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment to Statement No. 65" ("SFAS No. 122"), which was adopted April 1, 1995. See "--Mortgage Banking Operations."

     Gain on sales of assets was $38.4 million for the nine months ended September 30, 1996. The gain is primarily the result of a $40.4 million gain from the sale of ACS stock, partially offset by a writedown recorded on certain collateralized mortgage obligations ("CMOs") in the mortgage-backed securities available-for-sale portfolio determined to have a permanent impairment in value.

     Other noninterest income was $46.5 million for the nine months ended September 30, 1996, an increase of $34.0 million from the nine months ended September 30, 1995. The increase is primarily attributed to $25.6 million recognized in connection with the termination of the Assistance Agreement, an increase of $3.5 million in dividends on FHLB stock related to an increase in the volume of such stock owned by the Bank and $2.3 million of interest received related to the favorable outcome of an arbitration hearing.

     NONINTEREST EXPENSE. Total noninterest expense was $379.3 million for the nine months ended September 30, 1996, an increase of $129.5 million from the nine months ended September 30, 1995. The increase is principally due to additional compensation, loan expense, deposit insurance premiums, and other noninterest expenses, primarily related to the growth of the Company through the various acquisitions in 1995 and the first half of 1996 and the Special SAIF Assessment.

     Total compensation and employee benefits expense was $156.0 million for the nine months ended September 30, 1996, an increase of $38.1 million from the nine months ended September 30, 1995, primarily attributable to $33.6 million of Incentive Plan accruals. The number of full time employees increased by 245 to 3,466 for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. This increase is primarily due to the net impact of employee additions in the mortgage banking operations related to the servicing portfolios acquired in the LMUSA Purchases and an increase in retail banking employees attributed to the 1996 Acquisitions, partially offset by a reduction in employees due to the Branch Sales and the Bank's cost reduction program. The nine months ended September 30, 1995 includes accruals for termination benefits of $6.6 million related to the cost reduction plan and the relocation of loan servicing operations to Frederick, Maryland from Sacramento, California.

     Occupancy and equipment expense was $37.4 million for the nine months ended September 30, 1996, a decrease of $2.0 million from the nine months ended September 30, 1995, attributed primarily to accruals established in 1995 for facilities costs related to the relocation of the Bank's mortgage loan servicing operations to Maryland, the closure of retail mortgage loan production offices and the cost reduction project. In addition, the decrease in occupancy includes the net effect of operations sold in the Branch Sales, partially offset by increased expenses due to the Maryland Acquisition and 1996 Acquisitions.

     Loan expense was $20.5 million for the nine months ended September 30, 1996, an increase of $14.2 million from the nine months ended September 30, 1995. The increase relates to additional expenses associated with the higher volume of loans serviced due to the LMUSA Purchases and the Maryland Acquisition. Such expenses include subservicing fees paid on acquired servicing portfolios prior to conversion to FNMC's systems and increased pass-through interest expense for loan payoffs in serviced loan pools. In addition, such expenses also include appraisal fees, inspection fees and provision for FHA and VA losses.

     SAIF deposit insurance premiums increased $60.7 million, to $77.0 million, for the nine months ended September 30, 1996. The increase is due to a $60.1 million accrual for the Special SAIF Assessment.

     Data processing expense was $8.3 million for the nine months ended September 30, 1996, an increase of $1.2 million from the nine months ended September 30, 1995. The increase is attributed to the 1996 Acquisitions and expenses associated with the higher volume of loans serviced in connection with the LMUSA Purchases and the Maryland Acquisition.

     Marketing expense was $7.7 million for the nine months ended September 30, 1996, a decrease of $3.6 million from the nine months ended September 30, 1995, due to reduced nationwide marketing efforts as a result of the Branch Sales.

     Professional fees increased $5.2 million, to $13.4 million, for the nine months ended September 30, 1996. This increase includes additional expenses related to the servicing portfolios acquired in the LMUSA Purchases, as well as additional accruals for various legal and litigation expenses.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $6.8 million for the nine months ended September 30, 1996 compared to a net gain of $.2 million for the same period in 1995. The change is attributed to a higher volume of sales in 1996 at comparatively higher prices to carrying values.

     Amortization of intangible assets increased to $6.9 million for the nine months ended September 30, 1996 from $.5 million for the corresponding period in 1995, primarily due to the amortization of the $133.8 million intangible asset recorded in connection with the 1996 Acquisitions.

     Other noninterest expense was $58.9 million for the nine months ended September 30, 1996, an increase of $16.1 million from the nine months ended September 30, 1995, principally due to increased telecommunications, postage, office supplies, insurance, OTS assessments and travel expenses, all of which are attributed primarily to the increased loan servicing activity as a result of the Maryland Acquisition and the LMUSA Purchases.

     PROVISION FOR INCOME TAXES. During the nine months ended September 30, 1996 and 1995, the Company recorded income tax benefit of $79.7 million and income tax expense of $7.4 million, respectively. Based on a favorable earnings trend since the consummation of the FN Acquisition and future earnings expectations, management changed its judgment about the realizability of the Company's deferred tax assets and recognized a deferred tax benefit of $125.0 million in the second quarter of

1996. In order to recognize the total net deferred tax asset recorded as of September 30, 1996, the Company must have future earnings of approximately $865 million. Included in tax expense for the nine months ended September 30, 1995 is the reversal of 1993 and 1994 over accruals of Federal taxes totalling $2.2 million. The Company's effective Federal tax rates, before extraordinary items were (24%) and (1%) during the nine months ended September 30, 1996 and 1995, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods, the reversal of 1993 and 1994 over accruals for the nine months ended September 30, 1995 and the recognition of a $125.0 million deferred tax benefit in 1996. The Company's effective state tax rate, before extraordinary items, was approximately 7% and 9% during the nine months ended September 30, 1996 and 1995, respectively.

     EXTRAORDINARY ITEM. During the nine months ended September 30, 1996, First Nationwide repurchased $44 million aggregate principal amount of the $50 million in Senior Notes assumed in the SFFed Acquisition, resulting in a loss of $1.6 million, net of income taxes.

     During the nine months ended September 30, 1995, First Nationwide recorded a gain of $2.0 million on the early extinguishment of $250 million in FHLB advances, net of income taxes.

     NET INCOME. The Company had net income of $551.1 million for the nine months ended September 30, 1996, an increase of $496.1 million from the nine months ended September 30, 1995.

     THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1995

     The following table sets forth, for the periods and at the dates indicated, information regarding the Company's consolidated average statements of financial condition, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                             Three months ended
                                                                            September 30, 1996
                                                                --------------------------------------------
                                                                Average                              Average
                                                                Balance           Interest            Rate
                                                                -------           --------           -------
                                                                            (dollars in millions)
   ASSETS

     Interest-earning assets (1):
         Securities (2)(3)                                       $   633            $  9            5.69%
         Mortgage-backed securities
              available for sale (3)                               1,662              28            6.74
         Mortgage-backed securities
            held to maturity (3)                                   1,735              33            7.61
         Loans held for sale, net                                    798              15            7.52
         Loans receivable, net                                    11,156             223            7.96
         Covered assets                                               26              --              --
                                                                 -------            ----            ----
              Total interest-earning
                  assets                                          16,010             308            7.69%
                                                                                    ----            ----
     Noninterest-earning assets                                    1,223
                                                                 -------

              Total assets                                       $17,233
                                                                 =======
   LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:
         Deposits                                                $ 9,001            $101            4.46%
         Securities sold under
              agreements to repurchase                             1,908              28            5.84
         Borrowings (4)                                            4,804              76            6.38
                                                                 -------            ----            ----
              Total interest-bearing
                  liabilities                                     15,713             205            5.19%
                                                                                    ----            ----
     Noninterest-bearing liabilities                                 368
     Minority interest                                               309
     Stockholders' equity                                            843
         Total liabilities, minority                             -------
         interest and stockholders'
            equity                                               $17,233
                                                                 =======
     Net interest income                                                            $103
                                                                                    ====
     Interest rate spread                                                                           2.50%
                                                                                                    ====
     Net interest margin                                                                            2.60%
                                                                                                    ====
     Average equity to average assets                                                               4.89%
                                                                                                    ====



                                                                           Three months ended
                                                                            September 30, 1995
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                          (dollars in millions)
   ASSETS

     Interest-earning assets (1):
         Securities (2)(3)                                      $   413           $  7              6.64%
         Mortgage-backed securities
              available for sale (3)                                 --             --                --
         Mortgage-backed securities
              held to maturity (3)                                2,871             52              7.24
         Loans held for sale, net                                   223              5              8.16
         Loans receivable, net                                   10,152            206              8.12
         Covered assets (5)                                          45              1              9.20
                                                                 ------            ---              ----
         Total interest-earning
              assets                                             13,704            271              7.90%
                                                                                   ---              ----
     Noninterest-earning assets                                     707
                                                                -------
              Total assets                                      $14,411
                                                                =======
   LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:
         Deposits                                               $10,015           $116              4.60%
         Securities sold under
              agreements to repurchase                            1,790             30              6.65
         Borrowings (4)                                           1,826             39              8.39
                                                                -------            ---              ----
         Total interest-bearing
              liabilities                                        13,631            185              5.38%
                                                                                   ---              ----
     Noninterest-bearing liabilities                                141
     Minority interest                                              301
     Stockholders' equity                                           338
                                                                -------
       Total liabilities, minority
              interest and stockholders'
              equity                                            $14,411
                                                                =======
     Net interest income                                                          $ 86
                                                                                  ====
     Interest rate spread                                                                           2.52%
                                                                                                    =====
     Net interest margin                                                                            2.55%
                                                                                                    =====
     Average equity to average assets                                                               2.35%
                                                                                                    =====

-----------------
   (1) Nonaccruing assets are included in the average balances for the periods indicated.
   (2) Includes interest-bearing deposits in other banks and securities purchased under agreements to resell.
   (3) Prior to December 29, 1995, all U.S. government agency and mortgage-backedsecurities were classified in the held-to-maturity category. On December 29, 1995, the Company reclassified $1.5 billion and $231.8 million, respectively, of securities and mortgage-backed securities from the held-to- maturity category to the available-for-sale category. The information presented in the "securities" line for 1996 includes securities held-to- maturity of $4 million and related interest of less than $0.01 million with the remainder representing securities available for sale. Average balances presented for 1996 represent the original amortized cost of the securities without the effect of unrealized gains and losses recorded as a result of the available for sale classification.
   (4)    Interest and Average Rate include the impact of interest rate swaps.
   (5) Includes unconsolidated subsidiaries covered by FSLIC/RF yield maintenance.

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

                                                           Three months ended September 30, 1996 vs. 1995
                                                                     Increase (Decrease) Due to
                                                           ----------------------------------------------
                                                             Volume               Rate              Net
                                                             ------               ----              ---
                                                                            (in millions)

   INTEREST INCOME:

     Securities                                               $  3                $ (1)            $  2
     Mortgage-backed securities
         available for sale                                     28                  --               28
     Mortgage-backed securities
         held to maturity                                      (22)                  3              (19)
     Loans held for sale, net                                   11                  --               11
     Loans receivable, net                                      20                  (4)              16
     Covered assets                                             (1)                 --               (1)
                                                              ----                ----             ----
         Total                                                  39                  (2)              37
                                                              ----                ----             ----

   INTEREST EXPENSE:

     Deposits                                                  (12)                 (4)             (16)
     Securities sold under
         agreements to repurchase                                2                  (4)              (2)
     Borrowings                                                 45                  (7)              38
                                                              ----                ----             ----
         Total                                                  35                 (15)              20
                                                              ----                ----             ----
              Change in net interest income                   $  4                $ 13             $ 17
                                                              ====                ====             ====

     The volume variances in total interest income and total interest expense from the three months ended September 30, 1995 to the corresponding period in 1996 are largely due to the additional $4.2 billion in interest-earning assets acquired, $4.4 billion in interest-bearing liabilities assumed in the 1996 Acquisitions and the issuance of the $140 million Senior Sub Notes. The overall volume change in net interest income is positive due to the 1996 Acquisitions and Branch Sales. The positive total rate variance of $13 million is primarily attributed to the decrease in overall market rates on interest-bearing liabilities between the two periods, offset slightly by the issuance of the Senior Sub Notes and the impact of the additional wholesale borrowings used to finance the Branch Sales.

     INTEREST INCOME. Total interest income was $308.1 million for the three months ended September 30, 1996, an increase of $37.6 million from the three months ended September 30, 1995. The interest-earning assets acquired in the 1996 Acquisitions resulted in total interest-earning assets for the three months ended September 30, 1996 averaging $16.0 billion, compared to $13.7 billion for the corresponding period in 1995. In addition, the yield on total interest-earning assets during the three months ended September 30, 1996 decreased to 7.69% from the 7.90% yield on total interest-earning assets for the three months ended September 30, 1995.

     The Company earned $222.4 million of interest income on loans receivable for the three months ended September 30, 1996, an increase of $16.1 million from the three months ended September 30, 1995. The loans acquired in the 1996 Acquisitions contributed most of the increased interest income in 1996, and resulted in an increase in the average balance of loans receivable to $11.2 billion from $10.2 billion for the three months ended September 30, 1995. The weighted average yield on loans receivable decreased to 7.96% for the third quarter of 1996 from 8.12% for the same period in 1995 due to the impact of decreasing market rates during the period on the Company's adjustable rate loan portfolio.

     The Company earned $15.3 million of interest income on loans held for sale for the three months ended September 30, 1996, an increase of $10.8 million from the three months ended September 30, 1995. The increased income is the net effect of a higher average volume of loans held for sale due to increased originations from the operations acquired in the LMUSA Purchases, partially offset by a decrease in the weighted average rate of such loans. The average balance of loans held for sale increased to $798 million for the three months ended September 30, 1996 from $223 million for the same period in 1995. The weighted average yield on loans held for sale decreased to 7.52% for the three months ended September 30, 1996 from 8.16% for the same period in 1995 due to generally decreasing market rates during the period and the portfolio consisting of a higher percentage of comparatively lower-rate adjustable rate loans in the third quarter of 1996 compared to a predominantly fixed rate portfolio in the third quarter of 1995.

     Interest income on all mortgage-backed securities, including the available for sale portfolio and mortgage-backed securities held to maturity, was $61.2 million for the three months ended September 30, 1996, an increase of $9.4 million from the three months ended September 30, 1995. The average portfolio balances increased $.5 billion, to $3.4 billion, during the three months ended September 30, 1996 compared to $2.9 billion during the three months ended September 30, 1995. The weighted average yield on all mortgage-backed securities decreased to 7.18% for the three months ended September 30, 1996 from 7.24% for the corresponding period in 1995, primarily due to the impact of decreasing market rates during the period on the adjustable rate loans underlying such securities.

     The interest income from Covered Assets declined $1.0 million for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The decline is attributed to the termination of the Assistance Agreement effective August 19, 1996, which included First Nationwide's forfeiture of guaranteed yield accrued on Covered Assets during the third quarter of 1996.

     Interest income from securities and interest-bearing deposits in banks was $9.2 million for the three months ended September 30, 1996, an increase of $2.3 million from the three months ended September 30, 1995. The average portfolio balances during the three months ended September 30, 1996 and 1995 increased to $633 million from $413 million, respectively, primarily due to the 1996 Acquisitions. The weighted average yield on these assets decreased to 5.69% for the third quarter of 1996 from 6.64% for the third quarter of 1995, primarily due to an overall decline in market interest rates.

     INTEREST EXPENSE. Total interest expense was $205.0 million for the three months ended September 30, 1996, an increase of $20.3 million from the three months ended September 30, 1995. The increase is the result of additional interest-bearing liabilities assumed in the 1996 Acquisitions and the issuance of the Senior Sub Notes, partially offset by lower rates due to generally decreasing market rates during the period.

     Interest expense on customer deposits, including brokered deposits, was $100.6 million for the three months ended September 30, 1996, a decrease of $15.5 million from the three months ended September 30, 1995. The average balance of customer deposits outstanding decreased from $10.0 billion to $9.0 billion for the three months ended September 30, 1995 and 1996, respectively, primarily due to the net impact of the Branch Sales and the 1996 Acquisitions. The overall weighted average cost of deposits decreased from 4.60% for the three months ended September 30, 1995 to 4.46% for the corresponding period in 1996, due principally to the impact of higher average balances of lower-rate custodial transaction accounts related to the additional loan servicing acquired in the Maryland Acquisition and the LMUSA Purchases and an overall decline in market interest rates.

     Interest expense on securities sold under agreements to repurchase totaled $27.6 million for the three months ended September 30, 1996, a decrease of $2.4 million from the three months ended September 30, 1995. The average balance of such borrowings for the three months ended September 30, 1996 and 1995 was $1.9 billion and $1.8 billion, respectively. The increase in average balance is attributed to $.8 billion of such liabilities acquired in the 1996 Acquisitions together with $1.5 billion in additional short-term borrowings to fund the Branch Sales during 1996, partially offset by maturities and payoffs that were refinanced with deposits acquired in the Home Federal Acquisition and FHLB advances. The weighted average interest rate on these instruments decreased to 5.84% during the three months ended September 30, 1996 from 6.65% for the corresponding period in 1995, primarily due to the impact of decreases in overall market interest rates for such borrowings.

     Interest expense on borrowings totaled $76.8 million for the three months ended September 30, 1996, an increase of $38.2 million from the three months ended September 30, 1995. The increase is attributed to the net effect of a volume increase for borrowings assumed in the 1996 Acquisitions, the issuance of the Senior Sub Notes and additional borrowings to replace the deposits sold in the Branch Sales, partially offset by the impact of decreases in the rates paid on such borrowings. The average balance outstanding for the three months ended September 30, 1996 and 1995 was $4.8 billion and $1.8 billion, respectively. The weighted average interest rate on these instruments decreased to 6.38% during the three months ended September 30, 1996 from 8.39% for the corresponding period in 1995, primarily due to the impact of decreases in overall market interest rates and the shorter average maturity of the portfolio.

     NET INTEREST INCOME. Net interest income was $103.1 million for the three months ended September 30, 1996, an increase of $17.3 million from the three months ended September 30, 1995. The interest rate spread decreased to 2.50% for the three months ended September 30, 1996 from 2.52% for the three months ended September 30, 1995.

     NONINTEREST INCOME. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on Branch Sales and sales of assets, was $75.9 million for the three months ended September 30, 1996, an increase of $40.2 million from the three months ended September 30, 1995.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $31.4 million for the three months ended September 30, 1996, compared to $16.8 million for the three months ended September 30, 1995. This increase is due to the addition of the mortgage servicing portfolios acquired in the LMUSA Purchases and the 1996 Acquisitions, as well as servicing rights originated through the increased origination and sale of loans. During the three months ended September 30, 1996, First Nationwide sold $1.2 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $311 million of such sales for the corresponding period in 1995.

     Fees and service charges related to retail banking operations, consisting of fees associated with transaction accounts, overdrafts, and miscellaneous other fees, were $10.6 million for the three months ended September 30, 1996, compared to $12.6 million for the three months ended September 30, 1995. The decrease is attributed to the Branch Sales which occurred during the first and second quarters of 1996, partially offset by the increased revenues from the retail banking operations acquired in the Branch Purchases and the 1996 Acquisitions.

     Management fees totalled $2.3 million for the three months ended September 30, 1996, compared to $3.5 million for the three months ended September 30, 1995. The decrease is attributed principally to the reduced number of assets under management as a result of contracts with the Resolution Trust Corporation and other third parties which have expired.

     Other noninterest income was $32.6 million for the three months ended September 30, 1996, an increase of $28.5 million from the three months ended September 30, 1995. The increase is primarily attributed to a $25.6 million gain recognized in connection with the termination of the Assistance Agreement and an increase of $1.9 million in dividends on FHLB stock related to the increase in the volume of such stock owned by the Bank.

     NONINTEREST EXPENSE. Total noninterest expense was $157.0 million for the three months ended September 30, 1996, an increase of $80.0 million from the three months ended September 30, 1995, principally due to increased compensation, loan expense, deposit insurance premiums and other noninterest expenses, primarily related to the growth of the Bank through the various acquisitions in 1995 and the first half of 1996 and the Special SAIF Assessment.

     Total compensation and employee benefits expense was $45.1 million for the three months ended September 30, 1996, an increase of $9.0 million from the three months ended September 30, 1995. This increase is attributable, in part, to the impact of $3.1 million of Incentive Plan accruals, the impact of employee additions in the mortgage banking operations related to the servicing portfolios acquired in the LMUSA Purchases and an increase in retail banking employees attributed to the 1996 Acquisitions, partially offset by the impact of a reduction in retail banking employees due to the Branch Sales.

     Occupancy and equipment expense was $11.9 million for the three months ended September 30, 1996, an increase of $.9 million from the three months ended September 30, 1995, attributed primarily to the increased expenses due to the Maryland Acquisition and 1996 Acquisitions, partially offset by decreased expenses resulting from the Branch Sales.

     Loan expense was $6.4 million for the three months ended September 30, 1996, an increase of $4.1 million from the three months ended September 30, 1995. The increase relates to increased expenses associated with the higher volume of loans serviced due to the LMUSA Purchases and the Maryland Acquisition. In addition, such expenses include outside appraisal fees, inspection fees and provision for loss on FHA and VA loans serviced.

     SAIF deposit insurance premiums increased $59.7 million, to $65.4 million, for the three months ended September 30, 1996. The increase is due to a $60.1 million accrual for the Special SAIF Assessment, partially offset by a lower average balance of SAIF-assessable deposits outstanding in the third quarter of 1996 compared to 1995 due largely to the net impact of the 1996 Acquisitions and the Branch Sales.

     Marketing expense was $2.9 million for the three months ended September 30, 1996, a decrease of $.5 million from the three months ended September 30, 1995, due to reduced nationwide marketing efforts as a result of the Branch Sales.

     Professional fees increased $1.8 million, to $4.0 million, for the three months ended September 30, 1996. This increase is primarily due to additional consulting fees of $1.5 million and legal fees of $.2 million related to the 1996 Acquisitions and LMUSA Purchases.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $1.9 million for the three months ended September 30, 1996 compared to a net gain of $.9 million for the same period in 1995. The change is attributed to a higher volume of sales at comparatively higher prices to carrying values.

     Amortization of intangible assets increased to $2.7 million for the three months ended September 30, 1996 from $.2 million for the corresponding period in 1995, primarily due to the impact of the amortization of the additional $133.8 million intangible asset recorded in connection with the 1996 Acquisitions.

     Other noninterest expense was $18.0 million for the three months ended September 30, 1996, an increase of $3.3 million from the three months ended September 30, 1995, principally due to increased telecommunications, postage, office supplies and travel expenses, all of which are attributed primarily to the increased loan servicing activity as a result of the Maryland Acquisition and the LMUSA Purchases.

     PROVISION FOR INCOME TAXES. During the three months ended September 30, 1996 and 1995 the Company recorded income tax expense of $1.6 million and $4.0 million, respectively. The Company's effective Federal tax rates, before extraordinary items, were 3% and 2% during the three months ended September 30, 1996 and 1995, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods. The Company's effective state tax rate, before extraordinary items, was approximately 11% and 9% during the three months ended September 30, 1996 and 1995, respectively.

     EXTRAORDINARY ITEM. During the three months ended September 30, 1996, First Nationwide repurchased $44 million aggregate principal amount of the $50 million in Senior Notes assumed in the SFFed Acquisition, resulting in a loss of $1.6 million, net of income taxes.

     NET INCOME. The Company had net income of $.2 million for the three months ended September 30, 1996, a decrease of $25.7 million from the three months ended September 30, 1995.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $29.7 million and $18.0 million for the nine months ended September 30, 1996 and 1995, respectively. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries).

     Activity in the allowance for loan losses for the nine months ended September 30, 1996 and September 30, 1995 is as follows (in thousands):

                                               1996              1995
                                               ----              ----
Balance - January 1                          $210,484          $202,780
     Additions - 1996 Acquisitions             44,793                --
     Provision for loan losses                 29,700            18,000
     Charge-offs                              (43,897)          (21,154)
     Recoveries                                 2,570             2,498
                                             --------          --------
Balance -September 30                        $243,650          $202,124
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

     On September 30, 1996, First Nationwide had a remaining available balance under the Put Agreement of $70.5 million. On November 30, 1996, the Bank has the right to require Granite to purchase any asset eligible under the Put Agreement, other than the assets which previously became non-performing and which the Bank did not require Granite to purchase. The Put Agreement will terminate on November 30, 1996.

     Charge-offs for the nine months ended September 30, 1996 increased over charge-offs for the same period in 1995 due principally to two factors. Certain credit losses that would have been realized for the nine months ended September 30, 1995 were avoided through the sale of a large volume of non-performing residential loans to Granite under the Put Agreement in late-1994 and early-1995. In addition, during the second quarter of 1996, the Bank sold $38.0 million of non-performing and poor- performing residential loans. The $6.3 million loss realized from the sale of these loans was recorded as a charge-off to the Company's allowance for loan losses during the second quarter of 1996.

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

     The Company actively pursues investment and funding strategies to minimize the sensitivity of its earnings to interest rate fluctuations while maintaining the flexibility required to execute its business strategies. The Bank measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-bearing assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, First Nationwide has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Bank seeks to purchase assets or originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. During the nine months ended September 30, 1996, most of the fixed and variable rate real estate loans originated were sold in the secondary market to provide funds for the acquisition and divestiture activity occurring during the period. At September 30, 1996, approximately 89% of First Nationwide's real estate loan portfolio consisted of ARMs.

     In connection with a 1994 acquisition, the Company acquired the rights and assumed the obligations under certain interest rate swap agreements. Under the terms of these agreements, the Company pays the variable rate based on LIBOR and receives fixed rates. During the nine months ended September 30, 1996, the Company's net interest income increased by $.1 million as a result of these interest rate swap agreements, largely due to a decrease in the variable rate paid due to changing market interest rates, net of the fixed rate payments received and the amortization of the premium assigned to these agreements at the time of acquisition. For additional information, see Note 20 to the Company's 1995 consolidated financial statements on Form 10-K, as amended.

     One of the most important sources of a financial institution's net income is net interest income, which is the difference between the income earned on interest-earning assets and the expense paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities. A traditional measure of interest rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within a given period. A gap is considered positive when the interest rate sensitive assets exceed interest rate sensitive liabilities, while the opposite case results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income, while the opposite would tend to occur in a period of falling rates.

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), and the impact of interest rate swap agreements as of September 30, 1996. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at September 30, 1996 is as follows:

                                                                      Maturity/Rate Sensitivity
                                                            ---------------------------------------------
                                                            Within         1-5        Over 5
                                                            1 Year        Years        Years        Total
                                                            ------        -----        -----        -----
                                                                        (dollars in millions)
INTEREST-EARNING ASSETS

Securities held to maturity,
     interest-bearing deposits
     in other banks and short-
     term investment securities (1)(2)                        $156           $--          $--         $156
Securities available for sale (3)                              568            --           --          568
Mortgage-backed securities
     available for sale                                      1,660            --           --        1,660
Mortgage-backed securities held
     to maturity (1)(4)                                      1,686             2            3        1,691
Loans held for sale, net (3)                                   710            --           --          710
Loans receivable, net (1)(5)                                 9,590           740          351       10,681
Investment in FHLB                                             218            --           --          218
                                                           -------          ----       ------      -------
         Total interest-earning assets                      14,588           742          354       15,684
Noninterest-earning assets                                      --            --        1,285        1,285
                                                           -------          ----       ------      -------
                                                           $14,588          $742       $1,639      $16,969
                                                           =======          ====       ======      =======

INTEREST-BEARING LIABILITIES

Deposits (6)                                               $ 7,544        $1,224         $ 32      $ 8,800
Securities sold under agreements
     to repurchase (1)                                       2,073            55           --        2,128
FHLB advances (1)                                            3,249           671            6        3,926
Other borrowings (1)                                             5           209          240          454
                                                           -------        ------         ----      -------
     Total interest-bearing liabilities                     12,871         2,159          278       15,308


Noninterest-bearing liabilities                                 --            --          431          431
Minority interest                                                8            --          301          309
Stockholders' equity                                            --            --          921          921
                                                           -------        ------       ------      -------
                                                           $12,879        $2,159       $1,931      $16,969
                                                           =======        ======       ======      =======

Gap before interest rate swap
     agreements                                             $1,717        (1,417)          76          376
Interest rate swap agreements                                 (400)          400           --           --
                                                           -------       -------          ---         ----
Gap adjusted for interest rate
     swap agreements                                        $1,317       $(1,017)         $76         $376
                                                            ======       =======          ===         ====

Cumulative gap                                              $1,317          $300         $376         $376
                                                            ======          ====         ====         ====

Gap as a percentage of total assets                           7.8%         (6.0%)         .4%         2.2%
                                                              ===           ===           ==          ===

Cumulative gap as a percentage of
     total assets                                             7.8%          1.8%         2.2%         2.2%
                                                              ===           ===          ===          ===

------------------

(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and projected repayments and (c) prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of September 30, 1996. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from the Company's prepayment estimates.

(2) Consists of $4 million of securities held to maturity, $25 million of interest-bearing deposits in other banks and $127 million of short-term investment securities.

(3) As loans held and securities available for sale may be sold within one year, they are considered to be maturing within one year.

(4)      Excludes underlying loans on nonaccrual status of $9 million.

(5) Excludes allowance for loan losses of $244 million and nonaccrual loans of $160 million.

(6) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or of first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     On September 30, 1996, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $376 million. At December 31, 1995, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $132 million. The change in the cumulative gap between the two periods is due principally to the 1996 Acquisitions and the Branch Sales.

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U.S. government and other specified securities to deposits and borrowings due within one year. The OTS has currently established a minimum liquidity requirement of 5.00%. First Nationwide's liquidity ratio was 5.31% and 5.46% at September 30, 1996 and December 31, 1995, respectively.

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

     The Company's primary uses of funds are the origination or purchase of loans, the funding of maturing certificates of deposit, demand deposit withdrawals, and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending September 30, 1997 aggregate $4.6 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at September 30, 1996, FN Holdings had securities sold under agreements to repurchase, FHLB advances and other borrowings aggregating $4.6 billion which mature within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances at prevailing rates.

     In July 1996, FN Holdings entered into a merger agreement with Cal Fed, pursuant to which the Bank will acquire Cal Fed and its wholly owned capital stock savings bank, California Federal Bank, A Federal Savings Bank, which at June 30, 1996, had approximately $14.0 billion in assets and $8.8 billion in deposits and operated 118 branches in California and Nevada. The aggregate cash consideration to be paid in connection with the Cal Fed Acquisition is estimated to be approximately $1.2 billion. FN Holdings expects to finance the Cal Fed Acquisition with: (i) $555 million net proceeds from the September 19, 1996 issuance of the Notes, (ii) the $144.2 million net cash proceeds from the sale of Holdings Preferred Stock, which was funded by borrowings under a credit facility, and (iii) existing cash.

     On September 19, 1996, the Company issued the Holdings Preferred Stock. Cash dividends on the Holdings Preferred Stock are cumulative and are payable:
(i) in cash at an annual rate of the cost of funds to an affiliate of FN Holdings under such affiliate's bank credit facility and (ii) in additional Preferred Stock at an annual rate of 2% of the stated liquidation value of the Holdings Preferred Stock, if, when, and as declared by the Board of Directors of FN Holdings. The annual cash dividends on the 10,000 shares of Holdings Preferred Stock, assuming such dividends have been declared by the Board of Directors of FN Holdings, are expected to approximate $15 million per year.

     During 1994, First Nationwide issued 3,007,300 shares of preferred stock ("Preferred Stock"). Cash dividends on such Preferred Stock are noncumulative and are payable at an annual rate of 11-1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Preferred Stock dividends totalling $25.9 million were declared and paid during the nine months ended September 30, 1996.

     FN Holdings' primary source of cash to pay the interest on and principal of its $200 million of 12-1/4% Senior Notes due 2001 (the "Senior Notes") and its $140 million of Senior Sub Notes is expected to be distributions from the Bank. The annual interest on the Senior Notes and Senior Sub Notes is $24.5 million and $12.8 million, respectively. Interest on the Notes, which FN Holdings will assume in connection with the FN Escrow Merger, will approximate $61.1 million per year, and is also expected to be paid with cash from distributions from the Bank. Although FN Holdings expects that distributions from the Bank will be sufficient to pay interest when due and the principal amount of the Senior Notes, the Senior Sub Notes, and the Notes at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to FN Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of FN Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank, including the Preferred Stock, or under applicable federal thrift laws.

     The Company anticipates that the cash flow from assets as well as other sources of funds will provide adequate liquidity in the future. In addition to cash and cash equivalents of $271.2 million at September 30, 1996, First Nationwide has substantial additional borrowing capacity with the FHLB and other sources.

     As presented in the accompanying consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds in the nine months ended September 30, 1996 were proceeds from the issuance of the Holdings Preferred Stock of $144.2 million, sales of loans held for sale, net of originations, of $471.2 million, repayments of mortgage-backed securities totalling $720.3 million, a net decrease in loans receivable of $1.3 billion, and additional borrowings (including the issuance of the Senior Sub Notes) and securities sold under agreements to repurchase of $7.3 billion. The primary uses of funds were the $4.6 billion funding of the Branch Sales, principal payments on borrowings of $5.2 billion and dividends paid and the redemption of class C common stock totalling $208.5 million.

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

     Generally, specific allowances for loan losses relative to impaired loans that were acquired in the FN Acquisitions have not been established. In the event that these impaired loans become non-performing, most would be eligible to be sold to Granite under the Put Agreement. The Company considers the volume of impaired loans that are not eligible under the Put Agreement and the level in excess of the amount available under the Put Agreement in its evaluation of the adequacy of the established allowance for loan losses. There have been no significant multi-family or commercial real estate loans originated since October 1, 1994. At September 30, 1996, the specific allowances for loan losses reflected on the Company's books represent allowances established by predecessor institutions and were acquired in the 1996 Acquisitions.

     At September 30, 1996, the carrying value of loans that are considered to be impaired totalled $136.2 million (of which $31.4 million were on non-accrual status). The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $136.9 million. For the nine months ended September 30, 1996, the Company recognized interest income on those impaired loans of $12.3 million, which included $.3 million of interest income recognized using the cash basis method of income recognition.

     The following table presents the amounts, net of specific allowances for loan losses and purchase accounting adjustments, of the Company's nonaccrual loans, foreclosed real estate, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.

                                                                           September 30, 1996
                                                           -------------------------------------------------
                                                           Nonaccrual         Impaired          Restructured
                                                           ----------         --------         ------------
                                                                          (in millions)

     Real Estate:
         1-4 unit residential                                 $134              $ --                $  4
         5+ unit residential                                    19                66                  66
         Commercial and other                                   13                70                  63
         Land                                                   --                --                  --
         Construction                                           --                --                  --
                                                              ----              ----                ----
              Total real estate                                166               136                 133
     Non-real estate                                             3                --                  --
                                                              ----              ----                ----
              Total loans, net                                 169              $136  (b)           $133  (c)
                                                                                ====                ====
     Foreclosed real estate, net                                59
                                                              ----
              Total non-performing assets                     $228   (a)
                                                              ====


                                                                          December 31, 1995
                                                           ------------------------------------------------
                                                           Nonaccrual         Impaired         Restructured
                                                           ----------         --------         ------------
                                                                          (in millions)

     Real Estate:
         1-4 unit residential                                 $136             $  --                $  8
         5+ unit residential                                    23                73                 147
         Commercial and other                                    9                52                  79
         Land                                                   --                --                  --
         Construction                                           --                --                  --
                                                              ----               ---                ----
              Total real estate                                168               125                 234
     Non-real estate                                             3                --                  --
                                                               ---              ----                ----
              Total loans                                      171              $125  (b)           $234  (c)
                                                                                ====                ====
     Foreclosed real estate, net                                49
                                                              ----
              Total non-performing assets                     $220
                                                              ====

------------------

     (a) Includes loans securitized with recourse on nonaccrual status of $9 million.

     (b) Includes loans on nonaccrual status of $31.4 million and $29.6 million at September 30, 1996 and December 31, 1995, respectively, and loans classified as troubled debt restructurings of $28.4 million and $31.9 million at September 30, 1996 and December 31, 1995, respectively.

     (c) Includes nonaccrual loans of $3.4 million and $1.2 million at September 30, 1996 and December 31, 1995, respectively. At September 30, 1996, $2.4 million of these nonaccrual, troubled debt restructurings were also considered impaired. The decrease from $234 million at December 31, 1995 to $133 million at September 30, 1996 is primarily due to loans which have been performing under the restructured terms for greater than twelve months which then cease to be reported as "restructured."

     There were no accruing loans contractually past due 90 days or more at September 30, 1996 or December 31, 1995.

     FN Holdings' non-performing assets increased to $228 million at September 30, 1996 from $220 million at December 31, 1995. Non-performing assets at September 30, 1996 include $49.3 million of non-performing loans and $19.2 million of foreclosed real estate which were acquired in the 1996 Acquisitions. Foreclosed real estate also includes $6.0 million of assets acquired in the LMUSA 1996 Purchase that are covered for loss under the indemnification provisions of the related contract, provided such real estate is sold prior to January 31, 1997.

     During the nine months ended September 30, 1996, $41.9 million of assets were sold to Granite under the Put Agreement, leaving a remaining available balance under the Put Agreement of $70.5 million. Of the $228 million in non-performing assets at September 30, 1996, approximately $17.3 million were eligible to be sold to Granite pursuant to the Put Agreement.

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

     The following table presents non-performing real estate assets by geographic region of the country as of September 30, 1996:

                                                                               Total
                                         Nonaccrual        Foreclosed     Non-performing
                                         Real Estate      Real Estate,      Real Estate      Geographic
                                       Loans, Net (2)        Net (2)          Assets        Concentration
                                       --------------        -------          ------        -------------
                                                              (dollars in millions)
    Region:
         Northeast (1)                       $ 37              $12              $ 49           21.71%
         California                            99               42               141           62.83
         Other regions                         30                5                35           15.46
                                             ----              ---              ----          ------
              Total                          $166              $59              $225          100.00%
                                             ====              ===              ====          ======

------------------
     (1) Includes Connecticut, Massachusetts, Maine, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.
     (2) Net of purchase accounting adjustments and specific allowances for losses.

     At September 30, 1996, the Company's largest non-performing asset was approximately $3.6 million, and it had seven non-performing assets over $2 million in size with balances averaging approximately $2.8 million. FN Holdings has 1,873 non-performing assets below $2 million in size, including 1,783 non-performing 1-4 unit residential assets.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the nine months ended September 30, 1996:

                                                                      5+ Unit
                                                                    Residential
                                                 1-4 Unit         and Commercial        Consumer
                                                Residential         Real Estate         and Other       Total
                                                -----------         -----------         ---------       -----
                                                               (dollars in millions)

     Balance - December 31, 1995                     $116                $ 85               $ 9         $210
         Purchases/acquisitions                        12                  32                 1           45
         Provision for loan losses                     25                   2                 3           30
         Charge-offs                                  (36)                 (3)               (5)         (44)
         Recoveries                                     2                  --                 1            3
                                                     ----                ----               ---         ----
     Balance -September 30, 1996                     $119                $116               $ 9         $244
                                                     ====                ====               ===         ====

     Ratio of allowance for loan losses to non-performing loans:
              December 31, 1995                      85.3%              265.6%            300.0%        122.8%
                                                     ====               =====             =====         =====
              September 30, 1996                     88.8%              362.5%            300.0%        144.4%
                                                     ====               =====             =====         =====

                                    Page 42

MORTGAGE BANKING OPERATIONS

     The Company, through FNMC, has significantly expanded and enhanced the efficiency of its mortgage banking operations. With the consummation of the LMUSA 1996 Purchase on January 31, 1996 and the acquisition of additional single-family loan servicing portfolios in the 1996 Acquisitions, other acquisitions and the originated servicing, the single-family residential loans serviced for others totalled $42.7 billion at September 30, 1996, an increase of $15.7 billion from December 31, 1995. During the nine months ended September 30, 1996, the Company, through FNMC, originated and sold (generally with servicing retained) single-family residential loans totalling approximately $3.6 billion and $3.8 billion, respectively. Gross revenues from mortgage loan servicing activities for the nine months of 1996 totalled $155.5 million, an increase of $89.4 million from the nine months ended September 30, 1995.

     In accounting for mortgage loan sales prior to April 1995, a gain or loss was recognized based on the sum of three components: (i) the difference between the cash proceeds of the loan sales and the carrying value of the loans; (ii) the "excess servicing", if any; less (iii) provisions for estimated losses to be incurred from limited recourse obligations, if any. Excess servicing results in a capitalized asset that is amortized as an offset to servicing fee income using the interest method over the estimated remaining lives of the loans sold.

     Effective April 1, 1995, the Company adopted SFAS No. 122, which requires that, when a mortgage loan is sold and servicing rights are retained, a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair market value. This cost of originating the loan is capitalized and amortized as an offset to servicing fee income using the interest method over the estimated remaining lives of the loans sold. The net gains on sales of single-family mortgage loans during the nine months ended September 30, 1996 totalled $5.5 million and included amounts related to the capitalization of originated and excess mortgage servicing rights of $55.0 million.

     The following is a summary of activity in mortgage servicing rights purchased ("Purchased"), originated ("Originated") and excess servicing fees receivable ("Excess") for the nine months ended September 30, 1996 (in thousands):

                                                Purchased         Originated         Excess            Total
                                                ---------         ----------         ------            -----

Balance at December 31, 1995                      $223,749          $16,370            $1,236         $241,355
     Additions                                     175,823           52,121             2,852          230,796
     Amortization                                  (62,058)          (2,980)             (444)         (65,482)
     Impairment                                         --               --                --               --
                                                  --------          -------            ------         --------
Balance at September 30, 1996                     $337,514          $65,511            $3,644         $406,669
                                                  ========          =======            ======         ========

     Capitalized mortgage servicing rights are amortized over the period of estimated future net servicing income. No allowance for loss due to impairment of mortgage servicing rights was necessary at September 30, 1996.

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

     At September 30, 1996, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 6.71%, 6.71% and 12.93%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of September 30, 1996:

                                                                    Tangible          Core         Risk-based
                                                                     Capital         Capital         Capital
                                                                     -------         -------         -------
                                                                             (dollars in millions)
     Stockholders' equity of the Bank at
         September 30, 1996                                           $1,462           $1,462           $1,462
     Unrealized holding gain on securities
         available for sale, net                                        (35)              (35)             (35)
     Non-qualifying loan-servicing rights                               (41)              (41)             (41)
     Non-allowable capital:
         Intangible assets                                             (145)             (145)            (145)
         Investment in subsidiaries                                      (8)               (8)              (8)
         Excess deferred tax assets                                    (125)             (125)            (125)
     Supplemental capital:
         Qualifying subordinated debt debentures                         --                --               90
         General loan loss reserves                                      --                --              129
     Assets required to be deducted:
         Land loans with more than
              80% LTV ratio                                              --                --               (2)
                                                                     ------            ------           ------
     Regulatory capital of the Bank                                   1,108             1,108            1,325
     Minimum regulatory capital requirement                             248               495              820
                                                                     ------            ------           ------
     Excess above minimum capital
         requirement                                                 $  860            $  613           $  505
                                                                     ======            ======           ======

     Regulatory capital of the Bank                                    6.71%             6.71%           12.93%
     Minimum regulatory capital requirement                            1.50              3.00             8.00
                                                                       ----              ----            -----
     Excess above minimum capital
         requirement                                                   5.21%             3.71%            4.93%
                                                                       ====              ====             ====

     The amount of adjusted total assets used for the tangible and core capital ratios is $16.5 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $10.3 billion.

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

     To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5.00%, a Tier 1 risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At September 30, 1996, First Nationwide's capital levels were sufficient for it to be considered "well capitalized":

                                                                                          Risk-based
                                                                 Core             --------------------------
                                                                Capital           Tier 1       Total Capital
                                                                -------           ------       -------------

     Regulatory capital of the Bank                              6.71%            10.81%           12.93%
     Well capitalized ratio                                      5.00              6.00            10.00
                                                                 ----              ----            -----
     Excess above well capitalized ratio                         1.71%             4.81%            2.93%
                                                                 ====              ====             ====

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

     During the second quarter of 1996, the two issues in dispute with respect to the Bank's 1994 acquisition of substantially all of the assets and certain of the liabilities of First Nationwide Bank, A Federal Savings Bank ("Old FNB"), pursuant to an asset purchase agreement ("Asset Purchase Agreement") were resolved. The Asset Purchase Agreement provided that the purchase price thereunder would be increased or decreased by, among other items, the increase or decrease from January 1, 1994 to September 30, 1994, in the net book value of the purchased assets acquired from Old FNB (the "Purchased Assets") and the liabilities assumed from Old FNB (the "Assumed Liabilities") as such net book value was reflected on the books and records of Old FNB in accordance with GAAP (as defined in the Asset Purchase Agreement) consistently applied with the previous accounting practices of Old FNB. The purchase price paid at closing, including that portion based upon the change in net book value from January 1, 1994 to the close of business on September 30, 1994, was an estimate provided by Old FNB.

     The more significant of the two issues previously in dispute arose from Old FNB's change in net book value from January 1, 1994, to the close of business on September 30, 1994. Specifically, in arriving at the cash purchase price, Old FNB added back to the book value of the Purchased Assets an amount of approximately $24 million which had been amortized from intangible assets and goodwill on the closing date, thereby increasing the net book value of the Purchased Assets and Assumed Liabilities and the estimated cash purchase price by $24 million. First Nationwide believed that the exclusion of the amortization of intangible assets and goodwill from the closing net book value was contrary to the express provisions of the Asset Purchase Agreement. As a result, First Nationwide did not believe that the addition by Old FNB of $24 million to the cash purchase price was proper under the terms of the Asset Purchase Agreement. On March 9, 1995, First Nationwide filed suit against Old FNB in state district court in Dallas, Texas regarding this matter. On October 16, 1995, the court in this matter granted Old FNB's motion to compel arbitration and stayed First Nationwide's court action. The arbitration process commenced in December 1995. In June 1996, First Nationwide prevailed in the arbitration, and in July 1996, the $24 million previously in dispute, plus interest, was remitted to the Bank.

     The other issue related to an outstanding receivable account, which First Nationwide maintained was overstated by approximately $4 million by Old FNB at September 30, 1994. In the second quarter of 1996, the parties mutually agreed upon a settlement relating to this issue. There was no material impact on the consolidated financial statements of the Company as a result of this settlement.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

              27.1 Financial Data Schedule

     (b)      Reports on Form 8-K:

                  During the quarter ended September 30, 1996, the Company made one filing on Form 8-K:

              1. Filing dated August 30, 1996, reporting on Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Statements and Exhibits." This filing reported that FN Holdings has entered into an Agreement and Plan of Merger dated as of July 27, 1996 pursuant to which it will acquire Cal Fed Bancorp Inc. and its wholly-owned subsidiary, California Federal Bank, A Federal Savings Bank. This filing included the following financial statements:

                    Pro Forma Condensed Combined Statement of Financial tion at June 30, 1996.
                      Notes to Pro Forma Condensed Combined Statement of Financial Condition.

                    Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 1996.
                      Notes to Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 1996.

                    Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1995.
                      Notes to Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1995.

                                  SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              First Nationwide Holdings Inc.



                              /s/ Laurence Winoker
                             --------------------------------------------------
                             By:     Laurence Winoker
                                     Vice President and
                                     Controller

                                     (Signing on behalf of the
                                     Registrant and as the
                                     Principal Accounting Officer)





November 13, 1996