Form 10-Q
period 1997-03-31
FIRST NATIONWIDE HOLDINGS INC
filed 1997-05-15
CIK 928358

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 March 31, 1997
                               ------------------------------------------------

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from           N/A          to          N/A
                               ----------------------    ----------------------
Commission File Number:                            33-82654
                       --------------------------------------------------------

                         First Nationwide Holdings Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                 13-3778552
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

35 East 62nd Street, New York, New York                            10021
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares outstanding of registrant's classes of $1.00 par value common stock, as of the close of business on May 9, 1997: 800 shares of class A common stock; and 200 shares of class B common stock.

                              Page 1 of 35 pages
                           Exhibit index on page: 32

                         FIRST NATIONWIDE HOLDINGS INC.
                     FIRST QUARTER 1997 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
PART I.       FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Statements of Financial Condition
            March 31, 1997 (unaudited) and December 31, 1996..............3

            Unaudited Consolidated Statements of Operations
            Three Months ended March 31, 1997 and 1996....................4

            Unaudited Consolidated Statements of Cash Flows
            Three Months ended March 31, 1997 and 1996....................5

            Notes to Unaudited Consolidated Financial Statements..........7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................11


PART II.      OTHER INFORMATION

   Item 1.  Legal Proceedings............................................31

   Item 2.  Changes in Securities........................................31

   Item 3.  Defaults Upon Senior Securities..............................31

   Item 4.  Submission of Matters to a Vote of Security Holders..........32

   Item 5.  Other Information............................................32

   Item 6.  Exhibits and Reports on Form 8-K.............................32

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                 (dollars in thousands, except per share data)


                                                                                     March 31,         December 31,
                                                                                       1997                1996
                                                                                    -----------        -----------
         Assets                                                                     (unaudited)
         ------
Cash and amounts due from banks                                                     $   334,047        $   135,534
Interest-bearing deposits in other banks                                                 56,384             20,619
Short-term investment securities                                                        108,931            113,716
                                                                                    -----------        -----------
     Cash and cash equivalents                                                          499,362            269,869

Securities available for sale, at fair value                                            817,233            542,019
Securities held to maturity                                                                 472              4,272
Mortgage-backed securities available for sale, at fair value                          4,084,554          1,598,652
Mortgage-backed securities held to maturity                                           1,552,113          1,621,662
Loans held for sale, net                                                              1,101,886            825,316
Loans receivable, net                                                                19,731,257         10,212,583
Investment in Federal Home Loan Bank ("FHLB") System                                    394,010            220,962
Office premises and equipment, net                                                      151,923            100,164
Foreclosed real estate, net                                                              79,350             51,987
Accrued interest receivable                                                             181,855            106,034
Intangible assets (net of accumulated amortization of
     $23,247 in 1997 and $11,141 in 1996)                                               704,915            140,564
Mortgage servicing rights                                                               482,097            423,692
Other assets                                                                            628,995            452,859
                                                                                    -----------        -----------
         Total assets                                                               $30,410,022        $16,570,635
                                                                                    ===========        ===========

         Liabilities, Minority Interest and Stockholders' Equity
Deposits                                                                            $17,017,961        $ 8,501,883
Securities sold under agreements to repurchase                                        2,920,895          1,583,387
Borrowings                                                                            7,906,183          4,902,696
Other liabilities                                                                       697,264            354,076
                                                                                    -----------        -----------
         Total liabilities                                                           28,542,303         15,342,042
                                                                                    -----------        -----------

Commitments and contingencies                                                                --                 --

Minority interest                                                                       986,336            309,376

Stockholders' equity:
     Floating rate cumulative perpetual preferred stock, $1.00 par value, liquidation value of $15,000 per share, 24,000 shares authortized, 7,997.8 shares and 10,052.8 shares issued and outstanding at
         March 31, 1997 and December 31, 1996, respectively                             119,966            150,792
     Class A common stock, $1.00 par value, 800 shares
         authorized, issued and outstanding                                                   1                  1
     Class B common stock, $1.00 par value, 200 shares
         authorized, issued and outstanding                                                  --                 --
     Additional paid-in capital                                                          30,178             47,752
     Net unrealized holding gain on securities available for sale                        20,610             46,219
     Retained earnings (substantially restricted)                                       710,628            674,453
                                                                                    -----------        -----------
     Total stockholders' equity                                                         881,383            919,217
                                                                                    -----------        -----------
     Total liabilities, minority interest and stockholders' equity                  $30,410,022        $16,570,635
                                                                                    ===========        ===========

     See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                 (in thousands)


                                                                                    1997       1996
                                                                                 ---------   ---------
Interest income:
Loans receivable                                                                 $ 390,643   $ 221,161
Mortgage-backed securities available for sale                                       61,005      29,738
Mortgage-backed securities held to maturity                                         29,940      34,580
Covered assets                                                                          --         722
Loans held for sale                                                                 17,253      14,575
Securities available for sale                                                       10,971       6,753
Securities held to maturity                                                             71           4
Interest-bearing deposits in other banks                                             2,868         643
                                                                                 ---------   ---------
    Total interest income                                                          512,751     308,176
                                                                                 ---------   ---------

    Interest expense:
         Deposits                                                                  187,020     117,513
         Securities sold under agreements to repurchase                             34,383      30,552
         Borrowings                                                                123,588      52,056
                                                                                 ---------   ---------
             Total interest expense                                                344,991     200,121
                                                                                 ---------   ---------
             Net interest income                                                   167,760     108,055
    Provision for loan losses                                                       19,950       9,900
                                                                                 ---------   ---------
         Net interest income after provision for loan losses                       147,810      98,155
                                                                                 ---------   ---------

    Noninterest income:
         Loan servicing fees, net                                                   39,716      27,456
         Customer banking fees and service charges                                  22,517      11,803
         Management fees                                                             1,895       3,305
         Gain on sales of branches                                                      --     307,905
         Gain on sales of loans, net                                                 2,869      13,692
         Gain (loss) on sales of assets                                                 22      (4,512)
         Dividends on FHLB stock                                                     5,962       1,906
         Other income                                                                5,858       3,384
                                                                                 ---------   ---------
             Total noninterest income                                               78,839     364,939
                                                                                 ---------   ---------

    Noninterest expense:
         Compensation and employee benefits                                         64,480      60,744
         Occupancy and equipment                                                    20,682      13,169
         Savings Association Insurance Fund ("SAIF") deposit insurance premium       2,653       6,036
         Loan expense                                                                7,824       7,757
         Marketing                                                                   4,068       2,179
         Professional fees                                                           9,360       2,448
         Data processing                                                             2,935       2,849
         Foreclosed real estate operations, net                                      1,005      (2,570)
         Amortization of intangible assets                                          12,106       1,729
         Other                                                                      28,173      23,880
                                                                                 ---------   ---------
             Total noninterest expense                                             153,286     118,221
                                                                                 ---------   ---------

    Income before income taxes and minority interest                                73,363     344,873
    Income tax expense                                                              11,654      29,003
                                                                                 ---------   ---------
    Income before minority interest                                                 61,709     315,870
    Minority interest                                                               19,849      17,292
                                                                                 ---------   ---------
             Net income                                                             41,860     298,578
    Preferred stock dividends                                                        4,523          --
                                                                                 ---------   ---------
             Net income available to common stockholders                         $  37,337   $ 298,578
                                                                                 =========   =========

     See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                 (in thousands)


                                                                             1997            1996
                                                                          -----------    -----------
Cash flows from operating activities:
     Net income                                                           $    41,860    $   298,578
     Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
         Amortization of intangible assets                                     12,106          1,729
         Accretion of purchase accounting premiums and discounts, net          (4,847)        (3,377)
         Amortization of mortgage servicing rights                             24,285         20,361
         Provision for loan losses                                             19,950          9,900
         (Gain) loss on sales of assets, net                                      (22)         4,512
         Gain on sales of branches                                               --         (307,905)
         Loss on sales of loans, net                                           23,024          4,106
         Gain on sales of foreclosed real estate, net                          (3,066)        (2,797)
         Depreciation and amortization of office premises and equipment         3,638          2,382
         Amortization of deferred debt issuance costs                             880            405
         FHLB stock dividend                                                   (5,962)        (1,426)
         Capitalization of originated mortgage servicing rights
              and excess servicing fees receivable                            (25,893)       (17,798)
         Purchases and originations of loans held for sale                 (1,502,274)    (1,036,680)
         Proceeds from the sales of loans held for sale                     1,201,502      1,500,905
         Decrease (increase) in other assets                                   80,172        (68,227)
         (Increase) decrease in accrued interest receivable                    (4,854)         6,688
         (Decrease) increase in other liabilities                             (13,377)        43,693
         Minority interest                                                     19,849          8,646
                                                                          -----------    -----------
              Total adjustments                                              (174,889)       165,117
                                                                          -----------    -----------
              Net cash flows (used in) provided by operating activities      (133,029)       463,695
                                                                          -----------    -----------

                                                                    (Continued)

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (Unaudited)
                                 (in thousands)


                                                                               1997          1996
                                                                           -----------    -----------
Cash flows from investing activities:
     Acquisitions:
         Cal Fed Acquisition                                               $  (161,196)   $        --
         SFFed Acquisition                                                          --        (83,184)
         Mortgage loan servicing operations                                         --        (48,305)
     Purchases of securities available for sale                               (394,709)      (180,082)
     Proceeds from maturities of securities available for sale                 105,810         81,744
     Proceeds from maturities of securities held to maturity                     3,800          1,250
     Purchases of mortgage-backed securities available for sale               (686,510)       (94,858)
     Principal payments on mortgage-backed securities available for sale       147,843        160,344
     Proceeds from sale of mortgage-backed securities available for sale         7,589             --
     Principal payments on mortgage-backed securities held to maturity          69,400        131,593
     Proceeds from sales of loans receivable                                     2,000         34,498
     Net decrease in loans receivable                                          460,166        377,765
     Purchases of FHLB stock, net                                                   --        (38,211)
     Purchases of office premises and equipment                                (12,815)       (17,157)
     Proceeds from disposal of office premises and equipment                     5,282          3,941
     Proceeds from sales of foreclosed real estate                              34,181         36,222
     Purchases of mortgage servicing rights                                    (11,697)        (9,481)
                                                                           -----------    -----------
         Net cash flows (used in) provided by investing activities            (430,856)       356,079
                                                                           -----------    -----------

Cash flows from financing activities:
     Branch Sales                                                                 --       (3,797,547)
     Net (decrease) increase in deposits                                      (476,129)       544,462
     Proceeds from additional borrowings                                     3,821,502      3,654,048
     Principal payments on borrowings                                       (4,605,063)    (1,790,788)
     Net increase in securities sold under agreements to repurchase          1,037,114        686,940
     Issuance of REIT Preferred Stock, net                                     482,650             --
     Redemption of FN Holdings Preferred Stock                                 (31,250)            --
     Proceeds from FN Escrow Merger                                            603,313             --
     Redemption of FN Holdings/FN Escrow Preferred Stock                       (17,250)            --
     Redemption of class C common stock                                             --        (39,141)
     Dividends on class C common stock                                              --         (4,859)
     Dividends paid to minority shareholders                                   (20,959)            --
     Capital distribution to parent                                               (550)            --
                                                                           -----------    -----------
         Net cash flows provided by (used in) financing activities             793,378       (746,885)
                                                                           -----------    -----------

Net change in cash and cash equivalents                                        229,493         72,889
Cash and cash equivalents at beginning of period                               269,869        312,571
                                                                           -----------    -----------
Cash and cash equivalents at end of period                                 $   499,362    $   385,460
                                                                           ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
             Notes to unaudited Consolidated Financial Statements


(1)  Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three month period in the prior year have been reclassified to conform with the current period's presentation.

     The accompanying consolidated financial statements include the accounts of First Nationwide Holdings Inc. ("FN Holdings" or the "Company"), California Federal Bank, A Federal Savings Bank ("California Federal" or "Bank"), formerly First Nationwide Bank, A Federal Savings Bank ("First Nationwide"), and the Bank's wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

     Minority interest represents amounts attributable to the preferred stock of the Bank and the preferred stock of California Federal Preferred Capital Corporation, a wholly owned subsidiary of the Bank.

     Earnings per share data is not presented due to the limited ownership of the Company. FN Holdings is a holding company whose only significant asset is all of the common stock of the Bank, and therefore all activities for the consolidated entity are carried out by the Bank and its operating subsidiaries.

(2)  Cal Fed Acquisition

     On January 3, 1997, FN Holdings acquired 100% of the outstanding common stock of Cal Fed Bancorp Inc. ("Cal Fed Bancorp") and California Federal Bank, A Federal Savings Bank ("Cal Fed"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated July 27, 1996, among FN Holdings, Cal Fed Bancorp and Cal Fed. The aggregate consideration paid under the Merger Agreement consisted of approximately $1.2 billion in cash and the issuance of litigation interests (the "Cal Fed Acquisition"). In connection with the Cal Fed Acquisition, Cal Fed Bancorp was liquidated and First Nationwide was merged with and into Cal Fed. Effective on January 3, 1997, First Nationwide changed its name to California Federal Bank, A Federal Savings Bank.

     In connection with the Cal Fed Acquisition, FN Holdings made a capital contribution to the Bank on January 3, 1997 of approximately $685 million.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


     The following is a summary of the assets acquired and liabilities assumed in connection with the Cal Fed Acquisition at January 3, 1997.

                                                                                                      Estimated
                                                      Cal Fed                           Bank          Remaining
                                                     Carrying         Fair Value       Carrying         Lives
                                                       Value          Adjustments       Value         (in years)
                                                    -----------       -----------     -----------   --------------
                                                                      (dollars in thousands)
Cash and cash equivalents                           $ 1,027,491        $      --      $ 1,027,491          --
Securities                                                6,013               12            6,025           1
Mortgage-backed securities                            1,963,869             (641)       1,963,228         6-9
Loans receivable, net                                10,084,170          (23,991)      10,060,179        2-12
Office premises and equipment, net                       58,900          (11,058)          47,842        3-10
Investment in FHLB System                               166,786               --          166,786          --
Foreclosed real estate, net                              18,482              (16)          18,466          --
Accrued interest receivable                              71,868              --            71,868          --
Mortgage servicing rights                                 4,759           40,342           45,101         2-7
Other assets                                             87,096          142,690          229,786         2-5
Deposits                                             (8,985,630)          (9,699)      (8,995,329)        1-8
Borrowings                                           (3,468,004)          (2,918)      (3,470,922)        1-5
Other liabilities                                      (198,454)        (187,375)        (385,829)       1-10
Preferred stock                                        (172,500)              --         (172,500)         --
                                                    -----------        ---------      -----------
                                                    $   664,846        $ (52,654)         612,192
                                                    ===========        =========
Purchase price                                                                          1,188,687
                                                                                      -----------
Excess cost over fair value
     of net assets acquired                                                           $   576,495          15
                                                                                      ===========

     The Cal Fed Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's 1997 consolidated statement of operations.

     The following pro forma financial information combines the historical results of the Company as if the Cal Fed Acquisition and the issuances of the REIT Preferred Stock (as defined herein) and the 10-5/8% Notes (as defined herein) had occurred as of the beginning of the first period presented (in thousands):

                                                Three months ended March 31,
                                                ----------------------------
                                                    1997          1996
                                                  --------       --------
     Net interest income                          $169,300       $190,371
     Net income                                     39,705         15,663
                                                  ========       ========


     The gains recognized related to the Branch Sales, net of related taxes, and certain sales of branches by Cal Fed are excluded from the above table. The pro forma information does not include the effect of the Home Federal Acquisition, the SFFed Acquisition, the LMUSA 1996 Purchase, the Branch Sales or the issuance of the Senior Subordinated Notes (as defined herein) because such effect is not material. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the Cal Fed Acquisition and the issuances of the REIT Preferred Stock and the 10-5/8% Notes had been consummated in the past nor do they project the results of operations in any future period.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


(3)  FN Escrow Merger

     On January 3, 1997 and prior to the consummation of the Cal Fed Acquisition, First Nationwide Escrow Corp. ("FN Escrow"), an affiliate of FN Holdings, was merged with and into FN Holdings, pursuant to a merger agreement by and between FN Holdings and FN Escrow (the "FN Escrow Merger"). In connection therewith, FN Holdings acquired the net proceeds from the issuance of FN Escrow's $575 million of senior subordinated notes due 2003 (the "10-5/8% Notes") and assumed FN Escrow's obligations under the 10-5/8% Notes and indenture. Deferred issuance costs associated with the 10-5/8% Notes of $19 million were included in FN Escrow's other assets and are being amortized over the term of the 10-5/8% Notes.

     Concurrent with the issuance of the 10-5/8% Notes, FN Escrow issued approximately $36 million aggregate liquidation value of cumulative perpetual preferred stock (the "FN Escrow Preferred Stock") to Trans Network Insurance Services Inc., an affiliate of FN Escrow. The FN Escrow Preferred Stock had a stated liquidation value of $10,000 per share, plus accrued and unpaid dividends, if any. Cash dividends on the FN Escrow Preferred Stock were cumulative and accrued at an annual rate of approximately 7.3% of the stated liquidation value. In connection with the FN Escrow Merger, each share of FN Escrow Preferred Stock was converted into and became one share of cumulative perpetual preferred stock of FN Holdings (the "FN Holdings/FN Escrow Preferred Stock"), which stock had the same relative rights, terms and preferences as the FN Escrow Preferred Stock. Immediately after issuance, FN Holdings redeemed the FN Holdings/FN Escrow Preferred Stock at a redemption price of $36.8 million, representing its stated liquidation value and accrued and unpaid dividends to January 3, 1997. At the same time, a $19 million loan receivable from an affiliate of FN Holdings was forgiven.

(4)  Cash, Cash Equivalents, and Statement of Cash Flows

     The Company uses the indirect method to present cash flows from operating activities. Cash paid for interest for the three months ended March 31, 1997 and 1996 was $318.9 million and $188.3 million, respectively.

     During the three months ended March 31, 1997, noncash activity consisted of transfers of $41.2 million from loans receivable and $1.2 million from loans held for sale (at lower of cost or market) to foreclosed real estate, the retirement of preferred stock of $.3 million, the issuance of additional preferred stock through preferred stock dividends of $.8 million and the forgiveness of a $19 million loan from an affiliate of FN Holdings in exchange for the redemption of FN Holdings/FN Escrow Preferred Stock.

     During the three months ended March 31, 1996, noncash activity consisted of transfers from loans receivable to foreclosed real estate of $31.2 million, and the transfers of certain consumer loans from loans held for sale to loans receivable (at lower of cost or market) totalling $26.8 million.

(5)  Minority Interest

     REIT Preferred Stock

     In November 1996, First Nationwide formed First Nationwide Preferred Capital Corporation ("Preferred Capital Corp."), a real estate investment trust ("REIT") for the purpose of acquiring, holding and managing real estate mortgage assets. All of Preferred Capital Corp.'s common stock is owned by the Bank. Preferred Capital Corp. entered into a subservicing agreement with the Bank's wholly owned mortgage banking subsidiary, First Nationwide Mortgage Corporation ("FNMC") pursuant to which FNMC will service Preferred Capital Corp.'s mortgage assets. Effective January 6, 1997, Preferred Capital Corp. changed its name to California Federal Preferred Capital Corporation.

     On January 31, 1997, Preferred Capital Corp. issued 20,000,000 shares of its 9-1/8% noncumulative exchangeable preferred stock (the "REIT Preferred Stock"), raising $500 million. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. The annual cash dividends on the 20,000,000 shares

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


of REIT Preferred Stock, assuming such dividends have been declared by the Board of Directors of Preferred Capital Corp., are expected to approximate $45.6 million per year. As long as Preferred Capital Corp. qualifies as a REIT, dividends on the REIT Preferred Stock will be tax deductible by Preferred Capital Corp.

     Cal Fed Preferred Stock

     In connection with the Cal Fed Acquisition, the Bank assumed Cal Fed's 10-5/8% preferred stock with a liquidation value of $172.5 million (the "Cal Fed Preferred Stock"). Cash dividends on the Cal Fed Preferred Stock are noncumulative and are payable at an annual rate of 10-5/8% per share if, when, and as declared by the Board of Directors of the Bank. The Cal Fed Preferred Stock is generally not redeemable prior to April 1, 1999. The Cal Fed Preferred Stock is redeemable at the option of California Federal, in whole or in part, at $105.313 per share on or after April 1, 1999 and prior to April 1, 2000, and at prices decreasing annually thereafter to the liquidation preference of $100.00 per share on or after April 1, 2003, plus declared but unpaid dividends. In addition, in the event of a change of control, the Cal Fed Preferred Stock is redeemable at the option of California Federal or its successor on or after April 1, 1996 and prior to April 1, 1999 in whole, but not in part, at $114.50 per share.

(6)  Stockholders' Equity

     Dividends on the Company's preferred stock totalled $4.5 million during the three months ended March 31, 1997. There were no dividends or distributions on common stock during 1997.

(7)  Newly Issued Accounting Pronouncements

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The principal business of FN Holdings, through California Federal, consists of (i) operating retail deposit branches, (ii) originating and/or purchasing residential real estate loans and, to a lesser extent, certain consumer loans, for investment, (iii) managing its commercial real estate loan portfolio and (iv) mortgage banking and loan servicing. Revenues are derived primarily from interest charged on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, provisions for losses, general and administrative expenses consisting of compensation and benefits, advertising and marketing, premises and equipment, loan expenses, deposit insurance assessments, data processing and other general and administrative expenses.

     During the three months ended March 31, 1997, the Bank made significant progress in the implementation of its strategies to concentrate its retail banking operations in California. On January 3, 1997, the Bank consummated the Cal Fed Acquisition involving assets totalling $13.5 billion, retail deposits totalling $9.0 billion, and including 113 branches in California and six in Nevada.

     Acquisitions and Sales

     The period-to-period comparisons set forth below, including the changes in magnitude of various items between periods, have been affected by the significant growth of the Bank through acquisitions accounted for as purchases during the periods involved and the restructuring of the Bank's retail deposit network in California resulting in the sale of certain non-California deposits funded with wholesale borrowings. See note 2 to the accompanying unaudited consolidated financial statements for information regarding the Cal Fed Acquisition.

     Net Income

     FN Holdings reported net income for the three months ended March 31, 1997 of $41.9 million compared with net income of $298.6 million for the corresponding period in 1996. Net income for the three months ended March 31, 1996 includes $283.3 million in after-tax gains on sales of branches. Net income, excluding after-tax gains on sales of branches and Incentive Plan (as defined herein) charges, totalled $43.7 million and $34.7 million for the three month periods ended March 31, 1997 and 1996, respectively.

     Net interest income was $167.8 million and $108.1 million for the three months ended March 31, 1997 and 1996, respectively. The increases in 1997 over 1996 are primarily due to the increased volumes of interest-bearing assets and liabilities acquired in the SFFed and Home Federal Acquisitions (collectively, the "1996 Acquisitions") and the Cal Fed Acquisition, partially offset by a decrease in the net interest margin during 1997 compared to 1996 due to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio, the assumption of the 10-5/8% Notes, and the issuance of $140 million of 9-1/8% senior subordinated notes due 2003 (the "Senior Subordinated Notes") on January 31, 1996.

     Financial Condition

     During the three months ended March 31, 1997, consolidated total assets increased $13.8 billion, to $30.4 billion, from December 31, 1996, and total liabilities increased from $15.3 billion to $28.5 billion primarily due to the Cal Fed Acquisition and the assumption of the 10-5/8% Notes.

     During the three months ended March 31, 1997, minority interest increased by $677.0 million. The increase is the result of the issuance of $500 million in REIT Preferred Stock and the acquisition of the Cal Fed Preferred Stock with a liquidation value of $172.5 million and related accrued but unpaid dividends of $4.5 million.

     During the three months ended March 31, 1997, stockholders' equity decreased by $37.8 million. The decrease in stockholders' equity is the net result of a $31.2 million capital distribution for a partial redemption of the Company's preferred stock, $17.4 million in issuance costs related to the REIT Preferred Stock, $.5 million in FN Holdings Preferred Stock issuance costs, a $1.2 million reduction in equity resulting from the FN Escrow Merger, $4.5 million in FN Holdings Preferred Stock dividends paid and a decrease in the net unrealized gain on securities available for sale of $25.6 million, offset partially by $41.9 million in net income for the period and $.7 million in FN Holdings Preferred Stock stock dividends.

     The Company's non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments and specific allowances for loan losses, and foreclosed real estate, net, increased to $342 million at March 31, 1997 compared with $224 million at December 31, 1996. Approximately $89.4 million, or 26.1%, of the total non-performing assets at March 31, 1997 were acquired in the Cal Fed Acquisition. Total non-performing assets as a percentage of the Bank's total assets decreased to 1.13% March 31, 1997 from 1.37% of the Bank's total assets at December 31, 1996.

RESULTS OF OPERATIONS

     Three Months ended March 31, 1997 versus Three Months ended March 31, 1996

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

                                                                            Three months ended
                                                                              March 31, 1997
                                                              ---------------------------------------------
                                                               Average                             Average
                                                               Balance          Interest            Rate
                                                               -------          --------           -------
                                                                          (dollars in millions)
   ASSETS
     Interest-earning assets (1):
         Securities and interest-bearing deposits
              in banks (2)                                    $   950             $ 14              5.86%
         Mortgage-backed securities
              available for sale                                3,552               61              6.87
         Mortgage-backed securities
              held to maturity                                  1,577               30              7.59
         Loans held for sale, net                                 991               17              6.96
         Loans receivable, net                                 20,054              391              7.79
         Covered assets                                            --               --                --
                                                              -------             ----              ----
              Total interest-earning assets                    27,124              513              7.56%
                                                                                  ----              ----
     Noninterest-earning assets                                 3,095
                                                              -------
              Total assets                                    $30,219
                                                              =======
   LIABILITIES, MINORITY INTEREST
       AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:
         Deposits                                             $16,845              187              4.50%
         Securities sold under
              agreements to repurchase                          2,457               34              5.60
         Borrowings (3)                                         7,796              124              6.43
                                                              -------             ----              ----
              Total interest-bearing liabilities               27,098              345              5.16%
                                                                                  ----              ----
     Noninterest-bearing liabilities                            1,409
     Minority interest                                            812
     Stockholders' equity                                         900
                                                              -------
              Total liabilities, minority interest and
                  stockholders' equity                        $30,219
                                                              =======
     Net interest income                                                          $168
                                                                                  ====
     Interest rate spread                                                                           2.40%
                                                                                                    ====
     Net interest margin                                                                            2.40%
                                                                                                    ====
     Average equity to average assets                                                               2.98%
                                                                                                    ====

                                                                            Three months ended
                                                                              March 31, 1997
                                                              ---------------------------------------------
                                                               Average                             Average
                                                               Balance          Interest            Rate
                                                               -------          --------           -------
                                                                          (dollars in millions)
   ASSETS
     Interest-earning assets (1):
         Securities and interest-bearing deposits
              in banks (2)                                    $   501             $  7              5.59%
         Mortgage-backed securities
              available for sale                                1,728               30              6.95
         Mortgage-backed securities
              held to maturity                                  1,621               35              8.39
         Loans held for sale, net                                 860               14              6.97
         Loans receivable, net                                 11,013              221              8.04
         Covered assets                                            39                1              7.36
                                                              -------             ----              ----
              Total interest-earning assets                    15,762              308              7.82%
                                                                                  ----              ----
     Noninterest-earning assets                                 1,117
                                                              -------
              Total assets                                    $16,879
                                                              =======

   LIABILITIES, MINORITY INTEREST
         AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:
         Deposits                                             $10,373              118              4.56%
         Securities sold under
              agreements to repurchase                          2,167               30              5.74
         Borrowings (3)                                         3,188               52              6.54
                                                              -------             ----              ----
              Total interest-bearing liabilities               15,728              200              5.10%
                                                                                  ----              ----
     Noninterest-bearing liabilities                              387
     Minority interest                                            301
     Stockholders' equity                                         463
                                                              -------
              Total liabilities, minority interest
                   and stockholders' equity                   $16,879
                                                              =======
     Net interest income                                                          $108
                                                                                  ====
     Interest rate spread                                                                           2.72%
                                                                                                    ====
     Net interest margin                                                                            2.73%
                                                                                                    ====
     Average equity to average assets                                                               2.74%
                                                                                                    ====

--------------
(1) Nonaccruing assets are included in the average balances for the periods indicated.

(2) The information presented includes securities held to maturity of $4.2 million and related interest income of less than $.1 million for the period ended March 31, 1997 compared to $4 million of securities held to maturity and related interest of less than $.01 million for the period ended March 31, 1996, with the remainder representing securities available for sale and interest-bearing deposits in other banks.

(3)  Interest and average rate include the impact of interest rate swaps.

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

                                                     Three months ended March 31, 1997 vs. 1996
                                                            Increase (Decrease) Due to
                                                     ------------------------------------------
                                                         Volume         Rate          Net
                                                         ------         ----          ---
                                                                    (in millions)
INTEREST INCOME:

  Securities and interest-bearing deposits in banks      $   6         $   1         $   7
  Mortgage-backed securities available for sale             32            (1)           31
  Mortgage-backed securities held to maturity               (1)           (4)           (5)
  Loans held for sale, net                                   2             1             3
  Loans receivable, net                                    176            (6)          170
  Covered assets                                            (1)         --              (1)
                                                         -----         -----         -----
      Total                                              $ 214         $  (9)        $ 205
                                                         -----         -----         -----

INTEREST EXPENSE:

  Deposits                                               $  70         $  (1)        $  69
  Securities sold under agreements to repurchase             4          --               4
  Borrowings                                                73            (1)           72
                                                         -----         -----         -----
      Total                                              $ 147         $  (2)        $ 145
                                                         -----         -----         -----
           Change in net interest income                 $  67         $  (7)        $  60
                                                         =====         =====         =====

     The volume variances in total interest income and total interest expense from the three months ended March 31, 1997 to the corresponding period in 1996 are largely due to the additional $17.0 billion in interest-earning assets acquired and $16.9 billion in interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, as well as the assumption of the 10-5/8% Notes. The negative total rate variance of $7.0 million is primarily attributed to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio, the assumption of the 10-5/8% Notes, the issuance of the Senior Subordinated Notes on January 31, 1996 and the impact of the additional wholesale borrowings used to finance the Branch Sales.

     Interest Income. Total interest income was $512.8 million for the three months ended March 31, 1997, an increase of $204.6 million from the three months ended March 31, 1996. The interest-earning assets acquired in the Cal Fed Acquisition and the 1996 Acquisitions resulted in total interest-earning assets for the three months of 1997 averaging $27.1 billion, compared to $15.8 billion for the corresponding period in 1996. The yield on total interest-earning assets during the three months ended March 31, 1997 decreased to 7.56% compared to 7.82% for the three months ended March 31, 1996, primarily due to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     FN Holdings earned $390.6 million of interest income on loans receivable for the three months ended March 31, 1997, an increase of $169.5 million from the three months ended March 31, 1996. The loans acquired in the Cal Fed Acquisition and the 1996 Acquisitions contributed most of the additional interest income in 1997 and resulted in an increase in the average balance of loans receivable to $20.1 billion for the three months ended March 31, 1997 from $11.0 billion for the three months ended March 31, 1996. The weighted average yield on loans receivable decreased to 7.79% for the three months ended March 31, 1997 from 8.04% for the same period in 1996, due primarily to the addition of $10.1 billion in loans from the Cal Fed Acquisition.

     FN Holdings earned $17.3 million of interest income on loans held for sale for the three months ended March 31, 1997, an increase of $2.7 million from the three months ended March 31, 1996. The average balance of loans held for sale was $991 million for the three months ended March 31, 1997, an increase of $131 million from the same period in 1996, due to additional originations from the operations acquired in the LMUSA 1996 Purchase as well as increased origination capacity provided by the Cal Fed Acquisition and the 1996 Acquisitions. The weighted average yield on loans held for sale decreased to 6.96% for the three months ended March 31, 1997 from 6.97% during the three months ended March 31, 1996.

     Interest income on mortgage-backed securities available for sale was $61.0 million for the three months ended March 31, 1997, an increase of $31.3 million from the three months ended March 31, 1996. The average portfolio balances increased $1.8 billion, to $3.6 billion, during the three months ended March 31, 1997 compared to the same period in 1996. The weighted average yield on these assets decreased from 6.95% for the three months ended March 31, 1996 to 6.87% for the three months ended March 31, 1997. The increase in the volume and decrease in the weighted average yield is primarily due to the acquisition of $2.0 billion in mortgage-backed securities from Cal Fed.

     Interest income on mortgage-backed securities held to maturity was $29.9 million for the three months ended March 31, 1997, a decrease of $4.6 million from the three months ended March 31, 1996. The average portfolio balances were $1.6 billion during both periods. The weighted average rate decreased from 8.39% for the three months ended March 31, 1996 to 7.59% for the three months ended March 31, 1997, primarily due to an increase in nonaccrual loans underlying securitized loan pools and assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     There was no interest income from Covered Assets for the three months ended March 31, 1997, as a result of the disposal of all remaining Covered Assets in August 1996.

     Interest income from securities and interest-bearing deposits in banks was $13.9 million for the three months ended March 31, 1997, an increase of $6.5 million from the three months ended March 31, 1996. The average portfolio balances during the three months ended March 31, 1997 and 1996 increased to $950 million from $501 million, respectively, primarily due to the assets acquired in the Cal Fed Acquisition and purchases made by the Bank during 1997 to meet liquidity needs. The weighted average yield on these assets increased to 5.86% for the three months ended March 31, 1997 from 5.59% for the three months ended March 31, 1996, primarily due to significant purchases of higher-yielding investment securities during 1997.

     Interest Expense. Total interest expense was $345.0 million for the three months ended March 31, 1997, an increase of $144.9 million from the three months ended March 31, 1996. The increase is the result of additional interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the 10-5/8% Notes, the issuance of the Senior Subordinated Notes on January 31, 1996 and incrementally higher rates paid on the additional borrowings used to replace the retail deposits sold in the Branch Sales.

     Interest expense on customer deposits, including brokered deposits, was $187.0 million for the three months ended March 31, 1997, an increase of $69.5 million from the three months ended March 31, 1996. The average balance of customer deposits outstanding increased from $10.4 billion to $16.8 billion for the three months ended March 31, 1996 and 1997, respectively. The increase in the average balance is primarily due to $9.0 billion in deposits assumed in the Cal Fed Acquisition. The overall weighted average cost of deposits decreased to 4.50% for the three months ended March 31, 1997 from 4.56% for the three months ended March 31, 1996, due principally to the impact of deposits acquired in the Cal Fed Acquisition.

     Interest expense on securities sold under agreements to repurchase totalled $34.4 million for the three months ended March 31, 1997, an increase of $3.8 million from the three months ended March 31, 1996. The average balance of such borrowings for the three months ended March 31, 1997 and 1996 was $2.5 billion and $2.2 billion, respectively. The increase in the average balance is attributed to $1.1 billion of such liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by maturities and payoffs that were refinanced with FHLB advances and deposits acquired in the Cal Fed and Home Federal Acquisitions. The weighted average interest rate on these instruments decreased to 5.60% during the three months ended March 31, 1997 from 5.74% for the three months ended March 31, 1996, primarily due to the shorter average maturity of the portfolio at March 31, 1997 compared to March 31, 1996.

     Interest expense on borrowings totalled $123.6 million for the three months ended March 31, 1997, an increase of $71.5 million from the three months ended March 31, 1996. The increase is attributed to the net effect of an increase for borrowings assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the 10-5/8% Notes, the issuance of the Senior Subordinated Notes and additional borrowings to replace the deposits sold in the Branch Sales, partially offset by the impact of decreases in the rates paid on such borrowings. The average balance outstanding for the three months ended March 31, 1997 and 1996 was $7.8 billion and $3.2 billion, respectively. The weighted average interest rate on these instruments decreased to 6.43% during the three months ended March 31, 1997 from 6.54% for the three months ended March 31, 1996, primarily due to the shorter average maturity of the portfolio at March 31, 1997 compared to March 31, 1996, partially offset by the higher rate paid on the 10-5/8% Notes.

     Net Interest Income. Net interest income was $167.8 million for the three months ended March 31, 1997, an increase of $59.7 million from the three months ended March 31, 1996. The interest rate spread decreased to 2.40% for the three months ended March 31, 1997 from 2.72% for the three months ended March 31, 1996.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the Branch Sales and on sales of assets, was $78.8 million for the three months ended March 31, 1997, a decrease of $286.1 million from the three months ended March 31, 1996. This decrease includes gains on sales of branches of $307.9 million in the three months ended March 31, 1996, with no branch sales in the first quarter of 1997.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $39.7 million for the three months ended March 31, 1997, compared to $27.5 million for the three months ended March 31, 1996. This increase is due to the addition of the mortgage servicing portfolios acquired in the LMUSA 1996 Purchase, the Cal Fed Acquisition and 1996 Acquisitions, as well as servicing rights originated through the increased origination capacity provided by these acquisitions. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $43.2 billion at March 31, 1996 to $47.5 billion at March 31, 1997. During the three months ended March 31, 1997, the Company sold $1.2 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $1.5 billion of such sales for the corresponding period in 1996.

     Customer banking fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $22.5 million for the three months ended March 31, 1997, compared to $11.8 million for the three months ended March 31, 1996. The increase is primarily attributed to the impact of increased revenues from the retail banking operations acquired in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by the impact of the Branch Sales.

     Management fees totalled $1.9 million for the three months ended March 31, 1997, compared to $3.3 million for the three months ended March 31, 1996. The decrease is attributed principally to the reduced number of assets under management as a result of an increase in dispositions of assets being managed and contracts with third parties which have expired.

     Gain on sales of loans was $2.9 million for the three months ended March 31, 1997, compared to a gain of $13.7 million for the three months ended March 31, 1996. The decrease is attributed in part to a gain of $7.5 million on the sale of $298.0 million of consumer loans during the first quarter of 1996. In addition, the Company recorded unrealized losses of $3.0 million relative to lower of cost or market adjustments to loans in the held-for-sale portfolio during the three months ended March 31, 1997.

     Gain on sales of assets was less than $.1 million for the three months ended March 31, 1997 compared to a loss of $4.5 million for the three months ended March 31, 1996. The loss recorded during the first quarter of 1996 was primarily the result of a writedown in the mortgage-backed securities available-for-sale portfolio.

     Dividends on FHLB stock were $6.0 million for the three months ended March 31, 1997, an increase of $4.1 million from the three months ended March 31, 1996 representing an increase in the volume of such stock owned by the Company, primarily as a result of the Cal Fed Acquisition.

     Other noninterest income was $5.9 million for the three months ended March 31, 1997, an increase of $2.5 million from the three months ended March 31, 1996. The increase is primarily attributed to an increase in disbursement float interest income and the recognition of a previously deferred gain on the sale of certain retail operations.

     Noninterest Expense. Total noninterest expense was $153.3 million for the three months ended March 31, 1997, an increase of $35.1 million from the three months ended March 31, 1996. The increase is principally due to the growth of the Company through the Cal Fed Acquisition and the 1996 Acquisitions.

     Total compensation and employee benefits expense was $64.5 million for the three months ended March 31, 1997, an increase of $3.7 million from the three months ended March 31, 1996. The number of full time employees of the Bank increased by 1,599 at March 31, 1997 compared to March 31, 1996. FN Holdings has no employees of its own. The employee additions are primarily attributed to the Cal Fed and Home Federal Acquisitions, partially offset by (i) a reduction in employees due to the Michigan Branch Sale, (ii) a Bank-wide cost reduction program, and (iii) a reduction in expense from March 31, 1996 to March 31, 1997 of $19.6 million related to a management incentive plan ("Incentive Plan") between FN Holdings and certain executive officers of the Bank.

     Occupancy and equipment expense was $20.7 million for the three months ended March 31, 1997, an increase of $7.5 million from the three months ended March 31, 1996, attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by operations sold in the Branch Sales.

     SAIF deposit insurance premiums decreased $3.4 million, to $2.7 million, for the three months ended March 31, 1997, due to a decrease in the quarterly assessment rate from 5.75 cents to 1.62 cents per $100 of retail deposits, partially offset by an increase in the deposit assessment base as a result of the net impact of the Cal Fed Acquisition, the 1996 Acquisitions and the Branch Sales.

     Marketing expense was $4.1 million for the three months ended March 31, 1997, an increase of $1.9 million from the three months ended March 31, 1996, attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by reduced nationwide marketing efforts as a result of the Branch Sales.

     Professional fees increased $6.9 million, to $9.4 million, for the three months ended March 31, 1997. This increase includes additional legal, consulting and audit expenses related to the Cal Fed Acquisition and the 1996 Acquisitions.

     Foreclosed real estate operations, including gains on sales, resulted in a net loss of $1.0 million for the three months ended March 31, 1997 compared to a net gain of $2.6 million for the same period in 1996. The change is primarily attributed to an increase in commercial loan foreclosures due to the expiration of the Put Agreement and additional writedowns on foreclosed residential assets as a result of a decline in fair values.

     Amortization of intangible assets increased to $12.1 million for the three months ended March 31, 1997 from $1.7 million for the corresponding period in 1996, primarily due to the amortization of the additional $705.2 million intangible assets recorded in connection with the Cal Fed Acquisition and the 1996 Acquisitions.

     Other noninterest expense was $28.2 million for the three months ended March 31, 1997, an increase of $4.3 million from the three months ended March 31, 1996, principally due to increased telecommunications, postage, office supplies, insurance, OTS assessments and travel expenses, all of which are attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions.

     Provision for Income Tax. During the three months ended March 31, 1997 and 1996, FN Holdings recorded income tax expense of $11.7 million and $29.0 million, respectively. FN Holdings' effective Federal tax rate was 2% during each of the three months ended March 31, 1997 and 1996, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods. FN Holdings' effective state tax rate increased to 13% from 6% during the three months ended March 31, 1997 compared to the same period in 1996, primarily as a result of the Company's increased presence in California where the state tax rate is generally higher than in other states and nondeductible goodwill amortization from various acquisitions.

     Minority Interest. Dividends on the REIT Preferred Stock totalling $7.7 million were declared and paid during the three months ended March 31, 1997. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statement of operations net of the income tax benefit ($1.0 million) which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Dividends on the preferred stock of the Bank of $13.1 million and $17.3 million were also recorded during the three months ended March 31, 1997 and 1996, respectively.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $20.0 million and $9.9 million during the three months ended March 31, 1997 and 1996, respectively. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries).

     Activity in the allowance for loan losses during the three months ended March 31, 1997 and 1996 is as follows (in thousands):

                                                            1997              1996
                                                            ----              ----
Balance - January 1                                       $246,556          $210,484
     Purchase - SFFed Acquisition                               --            39,829
     Purchase - Cal Fed Acquisition                        143,820                --
     Provision for loan losses                              19,950             9,900
     Charge-offs                                           (10,773)           (8,410)
     Recoveries                                                866               599
                                                          --------          --------
Balance - March 31                                        $400,419          $252,402
                                                          ========          ========

     A significant portion of the Company's loans are secured by real estate located within markets where real estate prices continue to be weak. Accordingly, the ultimate collectibility of those loans is susceptible to changes in the economic conditions in such regions. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on past loan loss experience, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current and prospective economic conditions. The increase in the provision for loan losses during the three months ended March 31, 1997 compared to the same period in 1996 is primarily due to the increase in the loan portfolio as a result of the Cal Fed Acquisition.

     Although management believes that its present allowance for loan losses is adequate, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require additional provisions in the future.

ASSET AND LIABILITY MANAGEMENT

     Financial institutions are subject to interest rate risk to the degree that their interest-bearing liabilities, consisting principally of deposits, securities sold under agreements to repurchase and FHLB advances, mature or reprice more or less frequently, or on a different basis, than their interest-earning assets. The process of planning and controlling asset and liability mixes, volumes and maturities to influence the net interest spread is referred to as asset and liability management. The objective of the Company's asset and liability management is to maximize its net interest income within the constraints imposed by prudent lending and investing practices, liquidity needs and capital planning.

     The Company actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations while maintaining the flexibility required to execute its business strategies. The Company measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-bearing assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to purchase assets or originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At March 31, 1997, approximately 92.64% of the Company's real estate loan portfolio consisted of ARMs.

     ARMs have from time to time been offered with low initial interest rates as marketing inducements. In addition, most ARMs are also subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate significantly below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. Certain ARMs now offered by the Company have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the unpaid principal balance through negative amortization. From the lender's perspective, these loans respond most quickly to rate changes because interest accruals immediately reflect the loans as though they were fully indexed. In general, the closer the interest rate on a portfolio of ARMs is to the ultimate contractual margin over market rates, the more sensitive the portfolio yield is to changes in market interest rates.

     In connection with the FN Acquisition and the Cal Fed Acquisition, the Company acquired the rights and assumed the obligations under certain interest rate swap agreements. Under the terms of these agreements, the Company pays the variable rate based on LIBOR and receives fixed rates. During the three months ended March 31, 1997, the Company's net interest income increased by $.6 million as a result of these interest rate swap agreements, largely due to a decrease in the variable rate paid due to changing market interest rates, net of the fixed rate payments received and the amortization of the premium assigned to these agreements at the time of acquisition. For additional information, see Note 22 to the Company's 1996 consolidated financial statements on Form 10-K.

     One of the most important sources of a financial institution's net income is net interest income, which is the difference between the combined yield earned on interest-earning assets and the combined rate paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

     A traditional measure of interest rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within a given period. A gap is considered positive when the interest rate sensitive assets exceeds interest rate sensitive liabilities, while the opposite results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income, while the opposite would tend to occur in a period of falling rates.

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), and the impact of interest rate swap agreements as of March 31, 1997. Prepayment rates are assumed in each period on substantially all of Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at March 31, 1997 is as follows:

                                                                      Maturity/Rate Sensitivity
                                                       ------------------------------------------------------------
                                                        Within        1-5         Over 5     Noninterest
                                                        1 Year       Years         Years       Bearing       Total
                                                       -------      -------       ------       ------       -------
                                                                            (dollars in millions)
INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                       $   166      $    --       $   --       $   --       $   166
Securities available for sale (3)                          817           --           --           --           817
Mortgage-backed securities
     available for sale (3)                              4,085           --           --           --         4,085
Mortgage-backed securities held
     to maturity (1)(4)                                  1,540            2            2           --         1,544
Loans held for sale, net (3)(6)                          1,094           --           --           --         1,094
Loans receivable, net (1)(5)                            17,177        2,048          659           --        19,884
Investment in FHLB                                         394           --           --           --           394
                                                       -------      -------       ------       ------       -------
     Total interest-earning assets                      25,273        2,050          661           --        27,984
Noninterest-earning assets                                  --           --           --        2,426         2,426
                                                       -------      -------       ------       ------       -------
                                                       $25,273      $ 2,050       $  661       $2,426       $30,410
                                                       =======      =======       ======       ======       =======

INTEREST-BEARING LIABILITIES:

Deposits (7)                                           $15,077      $ 1,926       $   15       $   --       $17,018
Securities sold under agreements
     to repurchase (1)                                   2,867           54           --           --         2,921
FHLB advances (1)                                        5,625        1,027            7           --         6,659
Other borrowings (1)                                       128          263          856           --         1,247
                                                       -------      -------       ------       ------       -------
     Total interest-bearing liabilities                 23,697        3,270          878           --        27,845

Noninterest-bearing liabilities                             --           --           --          698           698
Minority interest                                           --           --           --          986           986
Stockholders' equity                                        --           --           --          881           881
                                                       -------      -------       ------       ------       -------
                                                       $23,697      $ 3,270       $  878       $2,565       $30,410
                                                       =======      =======       ======       ======       =======

Gap before interest rate swap
     agreements                                        $ 1,576      $(1,220)      $ (217)                   $   139
Interest rate swap agreements                             (400)         400           --                         --
                                                       -------      -------       ------                    -------
Gap adjusted for interest rate
     swap agreements                                   $ 1,176      $  (820)      $ (217)                   $   139
                                                       =======      =======       ======                    =======

Cumulative gap                                         $ 1,176      $   356       $  139                    $   139
                                                       =======      =======       ======                    =======

Gap as a percentage of total assets                        3.9%        (2.7%)        (.7%)                       .5%
                                                           ===          ===           ==                         ==

Cumulative gap as a percentage of
     total assets                                          3.9%         1.2%          .5%                        .5%
                                                           ===          ===           ==                         ==

--------------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of March 31, 1997. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from the Company's prepayment estimates.

(2) Consists of $.5 million of securities held to maturity, $56 million of interest-bearing deposits in other banks and $109 million of short-term investment securities.

(3) As loans held for sale and securities and mortgage-backed securities available for sale may be sold within one year, they are considered to be maturing within one year.

(4)  Excludes underlying loans on nonaccrual status of $8.4 million.

(5) Excludes allowance for loan losses of $400 million and nonaccrual loans of $246.9 million.

(6)  Excludes nonaccrual loans of $7.4 million.

(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At March 31, 1997, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $139 million. At December 31, 1996, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $256 million. The change in the cumulative gap between the two periods is due principally to the Cal Fed Acquisition and the assumption of the 10-5/8% Notes.

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

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. government securities and other specified securities to deposits and borrowings due within one year. The OTS has currently established a minimum liquidity requirement for the Bank of 5.00%. California Federal's liquidity ratio was 5.05% and 5.32% at March 31, 1997 and December 31, 1996, respectively.

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

     The Company's primary uses of funds are the origination or purchase of loans, the funding of maturing certificates of deposit, demand deposit withdrawals, and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending March 31, 1998 aggregate $9.4 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at March 31, 1997, FN Holdings had securities sold under agreements to repurchase, FHLB advances and other borrowings aggregating $9.8 billion maturing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances or other borrowings at prevailing rates.

     During 1994, the Bank issued 3,007,300 shares of preferred stock ("Preferred Stock"). Cash dividends on such Preferred Stock are noncumulative and are payable at an annual rate of 11-1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Preferred Stock dividends totalling $8.6 million were declared and paid during each of the three months ended March 31, 1997 and 1996.

     On September 19, 1996, the Company issued 10,000 shares of preferred stock with a liquidation value of $150 million (the "FN Holdings Preferred Stock"). The annual cash dividends on the FN Holdings Preferred Stock, assuming such dividends have been declared by the Board of Directors of FN Holdings, approximate $15 million per year.

     As a result of the Cal Fed Acquisition, the Bank is obligated with respect to the following outstanding securities of Cal Fed: (i) $50 million of 10.66% senior subordinated notes due 1998, (ii) $2.7 million of 6-1/2% convertible subordinated debentures due 2001, (iii) $4.3 million of 10% subordinated debentures due 2003 and (iv) $172.5 million of the Cal Fed Preferred Stock. The annual interest and dividend cost from these assumed notes and Cal Fed Preferred Stock is $5.9 million and $18.3 million, respectively.

     The annual dividends, net of taxes, on the REIT Preferred Stock are expected to approximate $39.8 million.

     In the FN Escrow Merger, FN Holdings assumed the 10-5/8% Notes which have an annual interest cost of $61.1 million.

     FN Holdings' primary source of cash to pay the interest on and principal of the 10-5/8% Notes, its $200 million of 12-1/4% Senior Notes due 2001 (the "Senior Notes") and its $140 million of Senior Subordinated Notes is expected to be distributions from the Bank. The annual interest on the Senior Notes and Senior Subordinated Notes is $24.5 million and $12.8 million, respectively. Although FN Holdings expects that distributions from the Bank will be sufficient to pay interest when due and the principal amount of the Senior Notes, the Senior Subordinated Notes, and the 10-5/8% Notes at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to FN Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of FN Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank, including the Preferred Stock and the Cal Fed Preferred Stock, or under applicable federal thrift laws.

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulating liquidity requirements in the foreseeable future. In addition to cash and cash equivalents of $499.4 million at March 31, 1997, the Company has substantial additional secured borrowing capacity with the FHLB and other sources.

     As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the three months ended March 31, 1997 were a net decrease in loans receivable of $460.2 million, $3.8 billion in additional borrowings, a $1.0 billion net increase in securities sold under agreements to repurchase, $603.3 million from the FN Escrow Merger and $482.7 million from the issuance of the REIT Preferred Stock, net of issuance costs. The primary uses of funds were $4.6 billion in principal payments on borrowings, $1.1 billion in purchases of securities and mortgage-backed securities available for sale and $161.2 million in net cash paid for the Cal Fed Acquisition.

PROBLEM AND POTENTIAL PROBLEM ASSETS

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

     At March 31, 1997, the carrying value of loans that are considered to be impaired totalled $133 million (of which $44.6 million were on nonaccrual status). The average recorded investment in impaired loans during the three months ended March 31, 1997 was approximately $135 million. For the three months ended March 31, 1997, FN Holdings recognized interest income on those impaired loans of $2.5 million, which included $.05 million of interest income recognized using the cash basis method of income recognition.

     The following table presents the amounts, net of specific allowances for loan losses and purchase accounting adjustments, of the Company's nonaccrual loans, foreclosed real estate, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.

                                                                          March 31, 1997
                                                           ------------------------------------------------
                                                           Nonaccrual        Impaired          Restructured
                                                           ----------        --------          ------------
                                                                           (in millions)
     Real Estate:
         1-4 unit residential                                 $212             $  --                $  4
         5+ unit residential                                    18                58                  58
         Commercial and other                                   27                74                  56
         Land                                                   --                 1                  --
         Construction                                           --                --                  --
                                                              ----             -----                ----
             Total real estate                                 257               133                 118
     Non-real estate                                             6                --                  --
                                                              ----             -----                ----
             Total loans, net                                  263              $133(b)             $118
                                                                                ====                ====
     Foreclosed real estate, net                                79
                                                              ----
             Total non-performing assets                      $342(a)
                                                              ====

                                                                          December 31, 1996
                                                           ------------------------------------------------
                                                           Nonaccrual        Impaired          Restructured
                                                           ----------        --------          ------------
                                                                           (in millions)
     Real Estate:
         1-4 unit residential                                 $146              $ --                $  3
         5+ unit residential                                    13                47                  68
         Commercial and other                                    9                54                  48
         Land                                                   --                --                   6
         Construction                                            1                 1                  --
                                                              ----              ----                ----
              Total real estate                                169               102                 125
     Non-real estate                                             3                --                  --
                                                              ----              ----                ----
              Total loans                                      172              $102(b)             $125(c)
                                                                                ====                ====
     Foreclosed real estate, net                                52
                                                              ----
              Total non-performing assets                     $224(a)
                                                              ====

--------------
(a) Includes loans securitized with recourse on nonaccrual status of $8.4 million and $6.0 million at March 31, 1997 and December 31, 1996, respectively, and loans held for sale on nonaccrual status of $7.4 million at March 31, 1997.

(b) Includes $44.6 million and $22.6 million of loans on nonaccrual status at March 31, 1997 and December 31, 1996, respectively. Also includes $9.1 million and $18.3 million of loans classified as troubled debt restructurings at March 31, 1997 and December 31, 1996, respectively.

(c) Includes nonaccrual loans of $2.4 million at December 31, 1996. At December 31, 1996, $2.4 million of these nonaccrual, troubled debt restructurings were also considered impaired.

     There were no accruing loans contractually past due 90 days or more at March 31, 1997 or December 31, 1996.

     FN Holdings' non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments, and foreclosed real estate, net, increased to $342 million at March 31, 1997, compared with $224 million at December 31, 1996. Non-performing assets as a percentage of the Bank's total assets decreased to 1.13% at March 31, 1997, from 1.37% of the Bank's total assets at December 31, 1996.

     FN Holdings, through the Bank, manages its credit risk by continuously assessing the current and estimated future performance of the real estate markets in which it operates. The Company continues to place a high degree of emphasis on the management of its asset portfolio. The Company has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. These three functions are charged with the responsibility of reducing the risk profile within the residential, commercial and multi-family asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Company's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Company has a specialized credit risk management group that is charged with the development of credit policies and performing credit risk analyses for all asset portfolios.

     The following table presents non-performing real estate assets by geographic region of the country as of March 31, 1997:

                                                                               Total
                                        Nonaccrual          Foreclosed     Non-performing
                                        Real Estate        Real Estate,     Real Estate        Geographic
                                       Loans, Net (2)        Net (2)           Assets         Concentration
                                       --------------        -------           ------         -------------
                                                              (dollars in millions)
     Region:
         Northeast (1)                    $  47                $10              $  57              17.0%
         California                         164                 58                222              66.1
         Other regions                       46                 11                 57              16.9
                                         ------               ----             ------            ------
              Total                        $257                $79               $336             100.0%
                                           ====                ===               ====             =====

--------------
(1) Includes Connecticut, Massachusetts, Maine, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

(2)  Net of purchase accounting adjustments and specific allowances for losses.

     At March 31, 1997, the Company's largest non-performing asset was approximately $6.2 million, and it had eight non-performing assets over $2 million in size with balances averaging approximately $3.4 million. FN Holdings has 2,459 non-performing assets below $2 million in size, including 2,304 non-performing 1-4 unit residential assets.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the three months ended March 31, 1997:

                                                                      5+ Unit
                                                                    Residential
                                                 1-4 Unit         and Commercial        Consumer
                                                Residential         Real Estate         and Other       Total
                                                -----------         -----------         ---------       -----
                                                                      (dollars in millions)
     Balance - December 31, 1996                    $123               $ 115              $ 9           $247
         Purchases/acquisitions                       55                  79               10            144
         Provision for loan losses                    15                   3                1             19
         Charge-offs                                  (5)                 (3)              (3)           (11)
         Recoveries                                   --                  --                1              1
                                                    ----                ----             -----          -----
     Balance - March 31, 1997                       $188                $194              $18           $400
                                                    ====                ====             =====          =====

     Ratio of allowance for loan losses
         to non-performing loans:
              December 31, 1996                     83.9%               503.2%           280.9%         143.2%
                                                    ====                =====            =====          =====
              March 31, 1997                        88.2%               434.2%           325.8%         152.4%
                                                    ====                =====            =====          =====

MORTGAGE BANKING OPERATIONS

     The Company, through FNMC, has significantly expanded its mortgage banking operations. With the consummation of the LMUSA 1996 Purchase on January 31, 1996 and the acquisition of additional single-family loan servicing portfolios in the Cal Fed Acquisition and the 1996 Acquisitions, and the originated servicing, the single-family residential loans serviced for others totalled $47.5 billion at March 31, 1997, an increase of $4.4 billion and $4.3 billion from December 31, 1996 and March 31, 1996, respectively. During the three months ended March 31, 1997, the Company, through FNMC, originated and sold (generally with servicing retained) single-family residential loans totalling approximately $1.5 billion and $1.2 billion, respectively. Gross revenues from mortgage loan servicing activities for the three months of 1997 totalled $62.3 million, an increase of $15.1 million from the three months ended March 31, 1996.

     A decline in long-term interest rates generally results in an acceleration in mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of mortgage servicing rights and generally will result in the change of the market value of mortgage servicing rights and in the Company's servicing fee income. In order to reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company initiated a program to hedge the change in value of its servicing rights based on changes in interest rates. At March 31, 1997, the Company, through FNMC, was a party to several interest rate floor contracts maturing from October 2001 through January 2002. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below strike prices. At March 31, 1997, the notional amount of the interest rate floors was $850 million and the strike prices were 6.5% and 5.0%. In addition, the Company, through FNMC, entered into principal-only swap agreements with a notional amount of $74 million. The estimated market values of interest rate floor contracts and swaps designated as hedges against mortgage servicing rights at March 31, 1997 were $4.0 million and $(8.4) million, respectively.

     The following is a summary of activity in mortgage servicing rights ("MSRs") and the hedge against the change in value of the mortgage servicing rights ("MSR Hedge") for the three months ended March 31, 1997 (in thousands):

                                                               MSRs           MSR Hedge          Total
                                                               ----           ---------          -----
     Balance at December 31, 1996                            $420,187          $3,505           $423,692
         Additions - Cal Fed Acquisition                       45,101              --             45,101
         Originated servicing                                  25,893              --             25,893
         Additions - other                                      5,735              --              5,735
         Premium on interest rate floor contracts, net             --           4,694              4,694
         Net receivable under principal-only swap
              agreements                                        1,267              --              1,267
         Amortization                                         (23,604)           (681)           (24,285)
         Impairment                                                --              --                 --
                                                             --------          ------           --------
     Balance at March 31, 1997                               $474,579          $7,518           $482,097
                                                             ========          ======           ========

     Capitalized mortgage servicing rights are amortized over the period of estimated future net servicing income. SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At March 31, 1997 and December 31, 1996, no allowance for impairment of the mortgage servicing rights was necessary.

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

     At March 31, 1997, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.87%, 5.87% and 11.69%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of March 31, 1997:

                                                                   Tangible           Core           Risk-based
                                                                    Capital          Capital           Capital
                                                                    -------          -------           -------
                                                                              (dollars in millions)
     Stockholders' equity of the Bank at March 31, 1997              $2,278            $2,278           $2,278
     Minority interest - REIT Preferred Stock                           500               500              500
     Unrealized holding gain on securities
         available for sale, net                                        (21)              (21)             (21)
     Non-qualifying loan-servicing rights                               (48)              (48)             (48)
     Non-allowable capital:
         REIT Preferred Stock in excess of 25%
              of Tier 1 capital                                         (68)              (68)             (68)
         Intangible assets                                             (705)             (705)            (705)
         Goodwill Litigation Asset                                     (100)             (100)            (100)
         Investment in subsidiaries                                     (45)              (45)             (45)
         Excess deferred tax asset                                      (63)              (63)             (63)
     Supplemental capital:
         Qualifying subordinated debt debentures                         --                --              102
         General loan loss reserves                                      --                --              218
     Assets required to be deducted:
         Equity investments required to be deducted                      --                --              (27)
         Land loans with more than 80% LTV ratio                         --                --               (3)
                                                                     ------            ------           ------
     Regulatory capital of the Bank                                   1,728             1,728            2,018
     Minimum regulatory capital requirement                             441               883            1,381
     Fully capitalized items                                             --                --                2
                                                                     ------            ------           ------
     Excess above minimum capital requirement                        $1,287            $  845           $  635
                                                                     ======            ======           ======

     Regulatory capital of the Bank                                    5.87%             5.87%           11.69%
     Minimum regulatory capital requirement                            1.50              3.00             8.00
                                                                     ------            ------           ------
     Excess above minimum capital requirement                          4.37%             2.87%            3.69%
                                                                     ======            ======           ======

     The amount of adjusted total assets used for the tangible and core capital ratios is $29.4 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $17.3 billion.

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

     To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At March 31, 1997, the Bank's capital levels were sufficient for it to be considered "well capitalized":

                                                                                       Risk-based
                                                                 Core            --------------------------
                                                                Capital          Tier 1       Total Capital
                                                                -------          ------       -------------

     Regulatory capital of the Bank                              5.87%            10.01%           11.69%
     Well capitalized ratio                                      5.00              6.00            10.00
                                                                 ----            ------            -----
     Excess above well capitalized ratio                         0.87%             4.01%            1.69%
                                                                 ====            ======           ======

     OTS capital regulations allow a savings bank to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings bank's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At March 31, 1997, $63 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from regulatory capital at March 31, 1997.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     FN Holdings and California Federal are involved in legal proceedings on claims incidental to the normal conduct of its business. Although it is impossible to predict the outcome of any outstanding legal proceedings, management believes that such legal proceedings and claims, individually or in the aggregate, will not have a material effect on the financial condition or results of operations of the Company.

     In addition to legal proceedings within the normal course of business, the Bank is the plaintiff in a claim against the United States in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "Cal Fed Litigation"). In the Cal Fed Litigation, which the Bank assumed in the Cal Fed Acquisition, the Bank alleges, among other things, that the United States breached certain contractual commitments regarding the computation of its regulatory capital for which the Bank seeks damages and restitution. Cal Fed's claims arose from changes, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), with respect to the rules for computing regulatory capital.

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

     On October 30, 1996, Cal Fed filed a motion for partial summary judgment as to the Federal government's liability to Cal Fed for breach of contract, which has been opposed by the Federal government in briefs filed on December 30, 1996 and February 27, 1997. In addition, the government filed a cross-motion for partial summary judgment as to certain liability issues on December 30, 1996. The Bank's reply brief in support of its motion for partial summary judgment and in opposition to the federal government's cross motion for partial summary judgment was filed on March 31, 1997. A hearing on the Bank's motion for partial summary judgment on liability is currently scheduled for August 7, 1997. Although the decision of the Supreme Court has been rendered, a court may still determine that Cal Fed's claims involve sufficiently different facts and/or legal issues as to render the Winstar Cases inapplicable to the Cal Fed Litigation and thereby compel a different conclusion from that of the Winstar Cases. The trial of the Bank's case is currently expected to begin in mid 1998.

     In connection with the Cal Fed Acquisition, the Company recorded as an asset the estimated after-tax cash recovery from the Cal Fed Litigation that will inure to the Company, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests (the "Goodwill Litigation Asset"). The Goodwill Litigation Asset was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997, and is included in the unaudited consolidated statement of financial condition as of March 31, 1997.

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

         27.1   Financial Data Schedule

     (b) Reports on Form 8-K:

         During the quarter ended March 31, 1997, the Company made one filing on Form 8-K:

         1. Filing dated January 15, 1997, reporting on Item 2, "Acquisition or Disposition of Assets" and Item 7, "Financial Statements, Pro Forma Financial Statements and Exhibits." This filing reported that FN Holdings consummated the Cal Fed Acquisition and First Nationwide Bank, A Federal Savings Bank merged with and into California Federal Bank, A Federal Savings Bank. This filing included the following financial statements:

                  Pro Forma Condensed Combined Statement of Financial Condition
                      at September 30, 1996. Notes to Pro Forma Condensed Combined Statement of Financial Condition.

                  Pro Forma Condensed Combined Statement of Operations for the
                      nine months ended September 30, 1996. Notes to Pro Forma Condensed Combined Statement of Operations for the nine months ended September 30, 1996.

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


                                   First Nationwide Holdings Inc.



                                           /s/ Laurence Winoker
                                   --------------------------------------------
                                   By: Laurence Winoker
                                       Vice President and Controller

                                       (Signing on behalf of the Registrant
                                       and as the Principal Accounting Officer)


May 14, 1997