Form 10-Q
period 1997-06-30
FIRST NATIONWIDE HOLDINGS INC
filed 1997-08-14
CIK 928358

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   June 30, 1997
                              -------------------------------------------------

                                      or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             N/A             to          N/A
                              -----------------------------  ------------------

Commission File Number:                        33-82654
                       --------------------------------------------------------

                        First Nationwide Holdings Inc.
-------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)

         Delaware                                          13-3778552
-------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)
                     (I.R.S. Employer Identification No.)

135 Main Street, San Francisco, CA 94105                               94105
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 415-904-0100
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

35 East 62nd Street, New York, NY 10021                       (212)572-8500
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No
                                               --    --


     The number of shares outstanding of registrant's classes of $1.00 par value common stock, as of the close of business on August 8, 1997: 800 shares of class A common stock; and 200 shares of class B common stock.

                              Page 1 of 43 pages
                           Exhibit index on page: 42

                        FIRST NATIONWIDE HOLDINGS INC.
                    SECOND QUARTER 1997 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                                                  Page No.
PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Consolidated Statements of Financial Condition
              June 30, 1997 (unaudited) and December 31, 1996............................................3

              Unaudited Consolidated Statements of Operations
              Six months ended June 30, 1997 and 1996....................................................4

              Unaudited Consolidated Statements of Operations
              Three Months ended June 30, 1997 and 1996..................................................5

              Unaudited Consolidated Statement of Stockholders' Equity
              Six Months ended  June 30, 1997............................................................6

              Unaudited Consolidated Statements of Cash Flows
              Six Months ended June 30, 1997 and 1996....................................................7

              Notes to Unaudited Consolidated Financial Statements.......................................9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............................................14


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................................................41

     Item 2.  Changes in Securities.....................................................................41

     Item 3.  Defaults Upon Senior Securities...........................................................41

     Item 4.  Submission of Matters to a Vote of Security Holders.......................................42

     Item 5.  Other Information.........................................................................42

     Item 6.  Exhibits and Reports on Form 8-K..........................................................42

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                 (dollars in thousands, except per share data)

                                                                                   June 30,        December 31,
                                                                                     1997             1996
                                                                                   --------        ------------
                      Assets                                                        (unaudited)
Cash and amounts due from banks                                                  $   317,707      $   135,534
Interest-bearing deposits in other banks                                              50,734           20,619
Short-term investment securities                                                      73,645          113,716
                                                                                 -----------      -----------
     Cash and cash equivalents                                                       442,086          269,869

Securities available for sale, at fair value                                         947,995          542,019
Securities held to maturity                                                           58,047            4,272
Mortgage-backed securities available for sale, at fair value                       4,950,496        1,598,652
Mortgage-backed securities held to maturity                                        1,485,195        1,621,662
Loans held for sale, net                                                             858,587          825,316
Loans receivable, net                                                             19,476,094       10,212,583
Investment in Federal Home Loan Bank ("FHLB") System                                 399,794          220,962
Office premises and equipment, net                                                   155,877          100,164
Foreclosed real estate, net                                                           73,128           51,987
Accrued interest receivable                                                          192,005          106,034
Intangible assets (net of accumulated amortization of $35,736 in 1997
     and $11,141 in 1996)                                                            698,023          140,564
Mortgage servicing rights                                                            547,020          423,692
Other assets                                                                         641,025          500,392
                                                                                 -----------      -----------
         Total assets                                                            $30,925,372      $16,618,168
                                                                                 ===========      ===========

         Liabilities, Minority Interest and Stockholders' Equity

Deposits                                                                         $16,657,905      $ 8,501,883
Securities sold under agreements to repurchase                                     2,384,130        1,583,387
Borrowings                                                                         9,219,013        4,902,696
Other liabilities                                                                    809,431          401,609
                                                                                 -----------      -----------
         Total liabilities                                                        29,070,479       15,389,575
                                                                                 -----------      -----------

Commitments and contingencies                                                             --               --

Minority interest                                                                    986,458          309,376

Stockholders' equity:
     Floating rate cumulative perpetual preferred stock, $1.00 par value, liquidation value of $15,000 per share, 24,000 shares authorized,
         5,925.6 shares and 10,052.8 shares issued and outstanding
         at June 30, 1997 and December 31, 1996, respectively                         88,884          150,792
     Class A common stock, $1.00 par value, 800 shares authorized,
         issued and outstanding                                                            1                1
     Class B common stock, $1.00 par value, 200 shares authorized,
         issued and outstanding                                                           --               --
     Additional paid-in capital                                                       30,471           47,752
     Net unrealized holding gain on securities available for sale                     53,019           46,219
     Retained earnings (substantially restricted)                                    696,060          674,453
                                                                                 -----------      -----------
         Total stockholders' equity                                                  868,435          919,217
                                                                                 -----------      -----------
         Total liabilities, minority interest and stockholders' equity           $30,925,372      $16,618,168
                                                                                 ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
                                (in thousands)

                                                                                            1997          1996
                                                                                            ----          ----

Interest income:
     Loans receivable                                                                   $ 779,663        $446,397
     Mortgage-backed securities available for sale                                        134,432          59,662
     Mortgage-backed securities held to maturity                                           58,869          70,760
     Covered assets                                                                            --           1,413
     Loans held for sale                                                                   37,627          32,348
     Securities available for sale                                                         25,278          14,674
     Securities held to maturity                                                              929             117
     Interest-bearing deposits in other banks                                               3,790             905
                                                                                       ----------        --------
         Total interest income                                                          1,040,588         626,276
                                                                                       ----------        --------

Interest expense:
     Deposits                                                                             374,787         222,656
     Securities sold under agreements to repurchase                                        72,786          62,310
     Borrowings                                                                           258,483         123,270
                                                                                       ----------        --------
         Total interest expense                                                           706,056         408,236
                                                                                       ----------        --------
         Net interest income                                                              334,532         218,040
Provision for loan losses                                                                  39,900          19,800
                                                                                       ----------        --------
     Net interest income after provision for loan losses                                  294,632         198,240
                                                                                       ----------        --------

Noninterest income:
     Loan servicing fees, net                                                              75,055          60,765
     Customer banking fees and service charges                                             46,676          23,806
     Management fees                                                                        4,089           5,710
     Gain on sale of loans, net                                                            11,358          13,670
     (Loss) gain on sale of assets, net                                                     (214)          38,458
     Gain on sales of branches                                                              1,069         363,250
     Dividends on FHLB stock                                                               11,975           4,691
     Other income                                                                          11,279           9,241
                                                                                       ----------        --------
         Total noninterest income                                                         161,287         519,591
                                                                                       ----------        --------

Noninterest expense:
     Compensation and employee benefits                                                   127,502         110,866
     Occupancy and equipment                                                               40,844          25,578
     Savings Association Insurance Fund ("SAIF")
         deposit insurance premium                                                          5,450          11,584
     Loan expense                                                                          33,966          14,012
     Marketing                                                                              7,684           4,812
     Professional fees                                                                     22,755           9,465
     Data processing                                                                        6,182           5,825
     Foreclosed real estate operations, net                                                 (857)         (4,910)
     Amortization of intangible assets                                                     24,595           4,204
     Other                                                                                 56,354          40,856
                                                                                       ----------        --------
         Total noninterest expense                                                        324,475         222,292
                                                                                       ----------        --------

Income before income taxes and minority interest                                          131,444         495,539
Income tax expense (benefit)                                                               21,891        (81,351)
                                                                                       ----------        --------
     Income before minority interest                                                      109,553         576,890
Minority interest                                                                          42,993          25,938
                                                                                       ----------        --------
     Net income                                                                            66,560         550,952
Preferred stock dividends                                                                   8,243              --
                                                                                       ----------        --------
     Net income available to common stockholders                                       $   58,317        $550,952
                                                                                       ==========        ========

See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
                                (in thousands)

                                                                                            1997              1996
                                                                                            ----              ----
Interest income:
     Loans receivable                                                                   $389,020            $225,236
     Mortgage-backed securities available for sale                                        73,427              29,924
     Mortgage-backed securities held to maturity                                          28,929              36,180
     Covered assets                                                                           --                 691
     Loans held for sale                                                                  20,374              17,773
     Securities available for sale                                                        14,307               7,921
     Securities held to maturity                                                             858                 113
     Interest-bearing deposits in other banks                                                922                 262
                                                                                       ---------           ---------
         Total interest income                                                           527,837             318,100
                                                                                       ---------           ---------

Interest expense:
     Deposits                                                                            187,767             105,143
     Securities sold under agreements to repurchase                                       38,403              31,758
     Borrowings                                                                          134,895              71,619
                                                                                       ---------           ---------
         Total interest expense                                                          361,065             208,520
                                                                                       ---------           ---------
         Net interest income                                                             166,772             109,580
Provision for loan losses                                                                 19,950               9,900
                                                                                       ---------           ---------
     Net interest income after provision for loan losses                                 146,822              99,680
                                                                                       ---------           ---------

Noninterest income:
     Loan servicing fees, net                                                             35,339              33,309
     Customer banking fees and service charges                                            24,159              12,003
     Management fees                                                                       2,194               2,405
     Gain (loss) on sale of loans, net                                                     8,489                 (22)
     (Loss) gain on sale of assets, net                                                     (236)             42,970
     Gain on sales of branches                                                             1,069              55,345
     Dividends on FHLB stock                                                               6,013               2,785
     Other income                                                                          5,421               5,857
                                                                                       ---------           ---------
         Total noninterest income                                                         82,448             154,652
                                                                                       ---------           ---------

Noninterest expense:
     Compensation and employee benefits                                                   63,022              50,122
     Occupancy and equipment                                                              20,162              12,409
     Savings Association Insurance Fund ("SAIF")
         deposit insurance premium                                                         2,797               5,548
     Loan expense                                                                         26,142               6,255
     Marketing                                                                             3,616               2,633
     Professional fees                                                                    13,395               7,017
     Data processing                                                                       3,247               2,976
     Foreclosed real estate operations, net                                               (1,862)             (2,340)
     Amortization of intangible assets                                                    12,489               2,475
     Other                                                                                28,181              16,571
                                                                                       ---------           ---------
         Total noninterest expense                                                       171,189             103,666
                                                                                       ---------           ---------

Income before income taxes and minority interest                                          58,081             150,666
Income tax expense (benefit)                                                              10,237            (110,354)
                                                                                       ---------           ---------
     Income before minority interest                                                      47,844             261,020
Minority interest                                                                         23,144               8,646
                                                                                       ---------           ---------
     Net income                                                                           24,700             252,374
Preferred stock dividends                                                                  3,720                  --
                                                                                       ---------           ---------
     Net income available to common stockholders                                       $  20,980            $252,374
                                                                                       =========           =========

See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

                        SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)
                                (in thousands)


                                                                                  Net unrealized
                                                                    Additional    holding gains on                     Total
                                       Preferred        Common       paid-in         securities        Retained     stockholders'
                                         stock          stock        capital     available for sale    earnings        equity
                                       ---------        ------      ----------   ------------------    --------     -------------

Balance at December 31, 1996            $150,792         $ 1         $47,752           $46,219         $674,453       $919,217

Net income                                    --          --              --                --           66,560         66,560

Merger of FN Escrow                       35,983          --              --                --           (1,163)        34,820

Redemption of FN Holdings/FN Escrow
Preferred Stock                          (35,983)         --              --                --               --        (35,983)

Issuance costs of FN Holdings Preferred
Stock                                         --          --            (550)               --               --           (550)
Issuance costs on REIT Preferred Stock        --          --         (17,551)               --               --        (17,551)

Redemption of FN Holdings Preferred
Stock                                    (63,320)         --             820                --               --        (62,500)

Change in net unrealized holding gains on
securities available for sale                 --          --              --             6,800               --          6,800

Stock dividends                            1,412          --              --                --           (1,412)            --

Cash dividends on common stock                --          --              --                --          (35,547)       (35,547)

Cash dividends on preferred stock             --          --              --                --           (6,831)        (6,831)
                                        --------         ---         -------           -------         --------       --------
Balance at June 30, 1997                $ 88,884         $ 1         $30,471           $53,019         $696,060       $868,435
                                        ========         ===         =======           =======         ========       ========



  See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
                                (in thousands)


                                                                                              1997        1996
                                                                                              ----        ----

  Cash flows from operating activities:
  Net income                                                                            $   66,560         $ 550,952
  Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of intangible assets                                                        24,595             4,204
   Accretion of purchase accounting premiums
      and discounts, net                                                                    (9,882)           (7,564)
   Amortization of mortgage servicing rights                                                51,070            42,086
   Provision for loan losses                                                                39,900            19,800
   Loss (gain) on sales of assets, net                                                         214           (38,458)
   Gain on sale of branches                                                                 (1,069)         (363,250)
   Gain on sales of foreclosed real estate, net                                             (7,191)           (6,882)
   Loss on sale of loans, net                                                               51,816            22,814
   Depreciation and amortization of office premises
      and equipment                                                                          7,603              (274)
   Amortization of deferred debt issuance costs                                              2,495               689
   FHLB stock dividend                                                                     (11,975)           (4,691)
   Capitalization of originated mortgage servicing rights
      and excess servicing fees receivable                                                 (63,174)          (36,484)
   Purchases and originations of loans held for sale                                    (3,024,959)       (2,435,973)
   Proceeds from the sale of loans held for sale                                         2,962,052         2,830,000
   Decrease (increase) in other assets                                                     109,155          (156,391)
   (Increase) decrease in accrued interest receivable                                      (15,004)            9,574
   Increase in other liabilities                                                             1,973            17,860
   Minority interest                                                                        42,993             8,646
                                                                                         ---------         ---------
      Total adjustments                                                                    160,612           (94,294)
                                                                                         ---------         ---------
      Net cash provided by operating activities                                          $ 227,172         $ 456,658
                                                                                         ---------         ---------



                                                                                                                        (Continued)

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
                                (in thousands)

                                                                                           1997            1996
                                                                                           ----            ----
Cash flows from investing activities:
     Acquisitions:
         Cal Fed Acquisition                                                           $ (161,196)    $        --
         SFFed Acquisition                                                                     --         (83,184)
         Home Federal Acquisition                                                              --          79,044
         Mortgage loan servicing rights and operations                                     (7,728)        (48,305)
     Purchases of securities available for sale                                          (607,845)       (255,003)
     Proceeds from maturities of securities available for sale                            204,888         114,269
     Purchases of securities held to maturity                                             (58,149)         (9,303)
     Proceeds from maturities of securities held to maturity                                4,374           1,250
     Purchases of mortgage-backed securities available for sale                        (1,743,072)        (94,858)
     Principal payments on mortgage-backed securities available for sale                  345,823         304,357
     Proceeds from sales of mortgage-backed securities available for sale                  22,184              --
     Principal payments on mortgage-backed securities held to maturity                    136,207         213,305
     Proceeds from sales of loans                                                           7,905          54,765
     Net decrease in loans receivable                                                     622,849         836,831
     Purchases of FHLB stock, net                                                              --         (54,250)
     Purchases of office premises and equipment                                           (24,264)        (23,035)
     Proceeds from disposal of office premises and equipment                                1,828           8,393
     Proceeds from sales of foreclosed real estate                                         88,847          89,386
     Purchases of mortgage servicing rights                                               (21,230)        (20,337)
                                                                                       ----------     -----------
         Net cash flows (used in) provided by investing activities                     (1,188,579)      1,113,325
                                                                                       ----------     -----------

Cash flows from financing activities:
     Branch Sales                                                                         (21,683)     (4,585,022)
     Net (decrease) increase in deposits                                                 (810,276)        470,623
     Proceeds from additional borrowings                                                9,147,953       5,506,664
     Principal payments on borrowings                                                  (8,598,582)     (3,238,041)
     Net increase in securities sold under agreements to repurchase                       500,856         399,419
     Issuance of REIT Preferred Stock, net                                                482,449              --
     Redemption of class C common stock                                                        --        (169,497)
     Dividends on class C common stock                                                         --         (39,007)
     Redemption of FN Holdings Preferred Stock                                            (62,500)             --
     Proceeds from FN Escrow Merger                                                       603,313              --
     Redemption of FN Holdings/FN Escrow Preferred Stock                                  (17,250)             --
     Dividends on common stock                                                            (35,547)             --
     Dividends on preferred stock                                                          (6,831)             --
     Dividends paid to minority stockholders, net of taxes                                (47,728)             --
     Issuance costs of FN Holdings Preferred Stock                                           (550)             --
                                                                                       ----------     -----------
         Net cash flows provided by (used in) financing activities                      1,133,624      (1,654,861)
                                                                                       ----------     -----------

Net change in cash and cash equivalents                                                   172,217         (84,878)
Cash and cash equivalents at beginning of period                                          269,869         312,571
                                                                                       ----------     -----------
Cash and cash equivalents at end of period                                              $ 442,086     $   227,693
                                                                                       ==========     ===========





See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six month periods in the prior year have been reclassified to conform with the current period's presentation.

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

                                                                                                        Estimated
                                                        Cal Fed                             Bank        Remaining
                                                       Carrying        Fair Value         Carrying        Lives
                                                         Value         Adjustments         Value       (in years)
                                                       --------        -----------        --------     ----------
                                                                  (dollars in thousands)

Cash and cash equivalents                          $  1,027,491         $     --       $ 1,027,491          --
Securities                                                6,013               12             6,025           1
Mortgage-backed securities                            1,963,869            1,387         1,965,256         6-9
Loans receivable, net                                10,084,170          (23,991)       10,060,179        2-12
Office premises and equipment, net                       58,900          (17,765)           41,135        3-10
Investment in FHLB System                               166,786               --           166,786          --
Foreclosed real estate, net                              18,482              (16)           18,466          --
Accrued interest receivable                              71,868               --            71,868          --
Mortgage servicing rights                                 4,759           39,738            44,497         2-7
Other assets                                             87,096          142,634           229,730         2-5
Deposits                                             (8,985,630)          (9,699)       (8,995,329)        1-8
Borrowings                                           (3,468,004)          (2,918)       (3,470,922)        1-5
Other liabilities                                      (198,454)        (188,892)         (387,346)       1-10
Preferred stock                                        (172,500)              --          (172,500)         --
                                                   -------------       ---------       -----------
                                                   $     664,846        $ (59,510)         605,336
                                                   =============       ==========
Purchase price                                                                           1,188,687
Excess cost over fair value                                                            -----------
     of net assets acquired                                                            $   583,351          15
                                                                                       ===========


     The Cal Fed Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in the transaction based on estimates of fair value at the date of purchase. Since the date of purchase, the results of operations related to such assets and liabilities have been included in the Company's 1997 consolidated statements of operations.

     Effective May 31, 1997, the Bank (through its wholly owned mortgage bank operating subsidiary, First Nationwide Mortgage Corporation ("FNMC")) acquired a residential mortgage loan servicing portfolio of approximately $3.2 billion from WMC Mortgage Corporation (the "Weyerhaeuser Purchase") for $37.1 million, of which $7.7 million was paid by June 30, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Mortgage Banking Operations."

     The following pro forma financial information combines the historical results of the Company as if the Cal Fed Acquisition and the issuances of the REIT Preferred Stock (as defined herein) and the 10-5/8% Notes (as defined herein) had occurred as of the beginning of the first period presented (in thousands):

                                                  Six months ended June 30,
                                                  -------------------------
                                                    1997            1996
                                                    ----            ----
     Net interest income                          $ 336,071      $ 382,670
     Net income                                      64,677        229,477
                                                  =========     ==========

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements



     The gains recognized related to the Branch Sales, net of related taxes, and certain sales of branches by Cal Fed are excluded from the above table. The pro forma information does not include the effect of the Home Federal Acquisition, the SFFed Acquisition, the LMUSA 1996 Purchase, the Weyerhaeuser Purchase, the Branch Sales or the issuance of the Senior Subordinated Notes (as defined herein) because such effect is not material. The pro forma results are not necessarily indicative of the results which would have actually been obtained if the Cal Fed Acquisition and the issuances of the REIT Preferred Stock and the 10-5/8% Notes had been consummated in the past nor do they project the results of operations in any future period.

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

(4)  Cash, Cash Equivalents, and Statement of Cash Flows

     The Company uses the indirect method to present cash flows from operating activities. Cash paid for interest for the six months ended June 30, 1997 and 1996 was $677.3 million and $398.6 million, respectively.

     During the six months ended June 30, 1997, noncash activity consisted of transfers of $86.8 million from loans receivable and $1.2 million from loans held for sale (at lower of cost or market) to foreclosed real estate, the retirement of preferred stock of $.8 million, the issuance of additional preferred stock through preferred stock dividends of $1.4 million and the forgiveness of a $19 million loan from an affiliate of FN Holdings in exchange for the redemption of FN Holdings/FN Escrow Preferred Stock.

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

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements


(5)  Minority Interest

     REIT Preferred Stock

     In November 1996, the Bank formed First Nationwide Preferred Capital Corporation ("Preferred Capital Corp."), a real estate investment trust ("REIT") for the purpose of acquiring, holding and managing real estate mortgage assets. All of Preferred Capital Corp.'s common stock is owned by the Bank. Preferred Capital Corp. entered into a subservicing agreement with FNMC pursuant to which FNMC services Preferred Capital Corp.'s mortgage assets. Effective January 6, 1997, Preferred Capital Corp. changed its name to California Federal Preferred Capital Corporation.

     On January 31, 1997, Preferred Capital Corp. issued 20,000,000 shares of its 9-1/8% noncumulative exchangeable preferred stock (the "REIT Preferred Stock"), raising $500 million. The REIT Preferred Stock has a stated liquidation value of $25 per share, plus declared and unpaid dividends, if any. The annual cash dividends on the 20,000,000 shares of REIT Preferred Stock, assuming such dividends have been declared by the Board of Directors of Preferred Capital Corp., are expected to approximate $45.6 million per year. As long as Preferred Capital Corp. qualifies as a REIT, distributions on the REIT Preferred Stock will be a dividends paid deduction by Preferred Capital Corp.

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

(6)  Newly Issued Accounting Pronouncements

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

     In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS No. 127"). SFAS No. 127 defers for one year the effective date (i) of paragraph 15 of SFAS No. 125 and (ii) of paragraphs 9-12 and 237(b) of SFAS No. 125 for repurchase agreement, dollar-roll, securities lending and similar transactions. SFAS No. 127 provides additional guidance on the types of transactions for which the effective date of SFAS No. 125 has been deferred. It also requires that if it is not possible to determine whether a transaction occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of SFAS No. 125 should be applied to that transfer. The Company adopted SFAS No. 125, as amended by SFAS No. 127, on January 1, 1997. Such adoption did not have a material impact on the Company's consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
             Notes to Unaudited Consolidated Financial Statements




     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, Omnibus Opinion-1966, and No. 15, Earnings per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. This statement supersedes specific disclosure requirements of Opinions 10 and 15 and Statement 47 and consolidates them in this statement for ease of retrieval and for greater visibility to non-public entities. This statement is effective for financial statements for periods ending after December 15, 1997. It is not expected that the Company will experience any material revision in its disclosures when SFAS No.
129 is adopted.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement has no impact on the financial condition or results of operations of the Company, but will require changes in the Company's disclosure requirements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative informative for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. This statement has no impact on the financial condition or results of operations of the Company, but will require changes in the Company's disclosure requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, provision for loan losses, capital resources and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 3, 1997 (File No. 333-21015) and declared effective on February 26, 1997. The Company assumes no obligation to update any such forward-looking statement.

OVERVIEW

     The principal business of FN Holdings, through California Federal, consists of (i) operating retail deposit branches, (ii) originating and/or purchasing residential real estate loans and, to a lesser extent, certain commercial and consumer loans, for investment, (iii) managing its commercial real estate loan portfolio and (iv) mortgage banking and loan servicing. Revenues are derived primarily from interest charged on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, provisions for losses, general and administrative expenses consisting of compensation and benefits, advertising and marketing, premises and equipment, loan expenses, deposit insurance assessments, data processing and other general and administrative expenses.

     Acquisitions and Sales

     On January 3, 1997, the Company consummated the Cal Fed Acquisition involving assets totalling $13.5 billion, retail deposits totalling $9.0 billion, and including 113 branches in California and six in Nevada. On May 9, 1997, the Bank consummated the sale of deposit accounts and related retail banking assets comprised of cash on hand, loans on deposits and facilities totalling $21.7 million to Humbolt Bank at a gross price representing a deposit premium of 4.5% (the "Garberville Branch Sale"), and resulting in a net gain on sale of $1.1 million.

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

     Net Income

     FN Holdings reported net income for the six months ended June 30, 1997 of $66.6 million compared with net income of $551.0 million for the corresponding period in 1996. Net income for the six months ended June 30, 1997 includes a $19.0 million provision for professional fees and additional unreimbursable costs related to the foreclosure of single family loans serviced for others, which are not expected to be recurring. Net income for the six months ended June 30, 1996 includes $363.3 million in pre-tax gains on sales of branches, $40.4 million in pre-tax gains from the sale of ACS stock and the recognition of a $125.0 million deferred tax benefit. On a comparative basis, excluding non-recurring and expected non-recurring items, net income for the six months ended June 30, 1997 and 1996 was $85.6 million and $82.8 million, respectively.

     Net income for the three months ended June 30, 1997 was $24.7 million compared to $252.4 million for the similar period in 1996. Net income for the three months ended June 30, 1997 includes the provision for professional fees and additional unreimbursable costs related to the foreclosure of single family loans serviced for others. Net income for the three months ended June 30, 1996 includes $55.3 million in pre-tax gains on sales of branches, as well as the gain from the sale of ACS stock and recognition of the deferred tax benefit. On a comparative basis, excluding non-recurring and expected non-recurring items, net income for the three months ended June 30, 1997 and 1996 was $42.0 million and $48.1 million, respectively.

     Net interest income was $166.8 million and $334.5 million, respectively, for the three and six months ended June 30, 1997, compared to $109.6 million and $218.0 million in the same periods in 1996. The increases in 1997 over 1996 are primarily due to the increased volumes of interest-bearing assets and liabilities acquired in the SFFed and Home Federal Acquisitions (collectively, the "1996 Acquisitions") and the Cal Fed Acquisition, partially offset by a decrease in the net interest margin during 1997 compared to 1996 due to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio, the assumption of the 10-5/8% Notes and the issuance of $140 million of 9- 1/8% senior subordinated notes due 2003 (the "Senior Subordinated Notes") on January 31, 1996.

     Financial Condition

     During the six months ended June 30, 1997, consolidated total assets increased $14.3 billion, to $30.9 billion, from December 31, 1996, and total liabilities increased from $15.4 billion to $29.1 billion, primarily due to the Cal Fed Acquisition and the assumption of the 10-5/8% Notes.

     During the six months ended June 30, 1997, minority interest increased by $677.1 million. This increase is the result of the issuance of $500 million in REIT Preferred Stock and the assumption of the Cal Fed Preferred Stock with a liquidation value of $172.5 million as well as related accrued but unpaid dividends of $4.6 million.

     The Company's non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments and specific allowances for loan losses, and foreclosed real estate, net, increased to $313 million at June 30, 1997 compared with $224 million at December 31, 1996. Approximately $93.3 million, or 29.8%, of the total non-performing assets at June 30, 1997 were acquired in the Cal Fed Acquisition. Total non-performing assets as a percentage of the Bank's total assets decreased to 1.01% at June 30, 1997 from 1.37% at December 31, 1996.

RESULTS OF OPERATIONS

     Six Months ended June 30, 1997 versus Six Months ended June 30, 1996

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

                                                                            Six months ended
                                                                             June 30, 1997
                                                                ----------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                         (dollars in millions)
   ASSETS

     Interest-earning assets (1):
         Securities and interest-bearing deposits
              in banks (2)                                   $  1,005           $   30              5.97%
         Mortgage-backed securities
              available for sale                                3,953              134              6.80
         Mortgage-backed securities
              held to maturity                                  1,549               59              7.60
         Loans held for sale, net                               1,011               37              7.44
         Loans receivable, net                                 20,052              780              7.79
         Covered assets                                            --               --                 --
                                                             --------           ------              -----
              Total interest-earning assets                    27,570            1,040              7.55%
                                                                                ------              ----
     Noninterest-earning assets                                 2,934
                                                             --------
              Total assets                                   $ 30,504
                                                             ========
   LIABILITIES, MINORITY INTEREST
       AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:
         Deposits                                            $ 16,845              375              4.49%
         Securities sold under
              agreements to repurchase                          2,548               73              5.68
         Borrowings (3)                                         8,134              258              6.41
                                                             --------           ------              ----
              Total interest-bearing liabilities               27,527              706              5.17%
                                                                                ------              ----
     Noninterest-bearing liabilities                            1,193
     Minority interest                                            894
     Stockholders' equity                                         890
              Total liabilities, minority interest and       --------
                  stockholders' equity                       $ 30,504
     Net interest income                                     ========             $334
                                                                                ======
     Interest rate spread                                                                           2.38%
                                                                                                    ====
     Net interest margin                                                                            2.38%
                                                                                                    ====
     Average equity to average assets                                                               2.92%
                                                                                                    ====

                                                                            Six months ended
                                                                             June 30, 1996
                                                                ----------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                         (dollars in millions)
   ASSETS

     Interest-earning assets (1):
         Securities and interest-bearing deposits
              in banks (2)                                    $   521             $ 16               6.14%
         Mortgage-backed securities
              available for sale                                1,753               60               6.85
         Mortgage-backed securities
              held to maturity                                  1,839               71               7.72
         Loans held for sale, net                                 876               32               7.31
         Loans receivable, net                                 11,073              446               8.06
         Covered assets                                            39                1               7.14
                                                              -------             ----               ----
              Total interest-earning assets                    16,101              626               7.78%
                                                                                  ----               ----
     Noninterest-earning assets                                 1,126
                                                              -------
              Total assets                                    $17,227
                                                              =======
   LIABILITIES, MINORITY INTEREST
       AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:
         Deposits                                             $ 9,949              223              4.50%
         Securities sold under
              agreements to repurchase                          2,225               63              5.59
         Borrowings (3)                                         3,792              122              6.51
                                                              -------             ----              ----
              Total interest-bearing liabilities               15,966              408              5.13%
                                                                                  ----              ----
     Noninterest-bearing liabilities                              305
     Minority interest                                            309
     Stockholders' equity                                         647
                                                              -------
              Total liabilities, minority interest and        $17,227
                     stockholders' equity                     =======
     Net interest income                                                          $218
                                                                                  ====
     Interest rate spread                                                                           2.65%
                                                                                                    ====
     Net interest margin                                                                            2.69%
                                                                                                    ====
     Average equity to average assets                                                               3.76%
                                                                                                    ====

   ------------------
   (1) Nonaccruing assets are included in the average balances for the periods indicated.
   (2) The information presented includes securities held to maturity, securities available for sale and interest-bearing deposits in other banks.
   (3)  Interest and average rate include the impact of interest rate swaps.

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


                                                                              Six months ended June 30, 1997 vs. 1996
                                                                                    Increase (Decrease) Due to
                                                                           ---------------------------------------------
                                                                            Volume                Rate              Net
                                                                            ------                ----              ---
     INTEREST INCOME:                                                                         (in millions)

     Securities and interest-bearing deposits in banks                        $ 14                 $ --            $ 14
     Mortgage-backed securities available for sale                              74                   --              74
     Mortgage-backed securities held to maturity                               (11)                  (1)            (12)
     Loans held for sale                                                         4                    1               5
     Loans receivable, net                                                     348                  (14)            334
     Covered assets                                                             (1)                  --              (1)
                                                                              ----                 -----           ----
         Total                                                                $428                 $(14)           $414
                                                                              ----                 ----            ----

INTEREST EXPENSE:

     Deposits                                                                 $153                 $ (1)           $152
     Securities sold under agreements to repurchase                              9                    1              10
     Borrowings                                                                138                   (2)            136
                                                                              ----                 ----            ----
         Total                                                                $300                 $ (2)           $298
                                                                              ----                 ----            ----
              Change in net interest income                                   $128                 $(12)           $116
                                                                              ====                 ====            ====

     The volume variances in total interest income and total interest expense from the six months ended June 30, 1997 to the corresponding period in 1996 are largely due to the additional $17.0 billion in interest-earning assets acquired and $16.9 billion in interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, as well as the assumption of the 10-5/8% Notes. The negative total rate variance of $12 million is attributed to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio, the assumption of the 10-5/8% Notes, the issuance of the Senior Subordinated Notes on January 31, 1996 and the impact of the additional wholesale borrowings used to finance the Branch Sales.

     Interest Income. Total interest income was $1.0 billion for the six months ended June 30, 1997, an increase of $414.3 million from the six months ended June 30, 1996. The interest-earning assets acquired in the Cal Fed Acquisition and the 1996 Acquisitions resulted in total interest-earning assets for the six months of 1997 averaging $27.6 billion, compared to $16.1 billion for the corresponding period in 1996. The yield on total interest-earning assets during the six months ended June 30, 1997 decreased to 7.55% compared to 7.78% for the six months ended June 30, 1996, primarily due to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     FN Holdings earned $779.7 million of interest income on loans receivable for the six months ended June 30, 1997, an increase of $333.3 million from the six months ended June 30, 1996. The loans acquired in the Cal Fed Acquisition and the 1996 Acquisitions contributed most of the additional interest income in 1997 and resulted in an increase in the average balance of loans receivable to $20.1 billion for the six months ended June 30, 1997 from $11.1 billion for the six months ended June 30, 1996. The weighted average yield on loans receivable decreased to 7.79% for the six months ended June 30, 1997 from 8.06% for the same period in 1996, due primarily to the addition of $10.1 billion in loans from the Cal Fed Acquisition.

     FN Holdings earned $37.6 million of interest income on loans held for sale for the six months ended June 30, 1997, an increase of $5.3 million from the six months ended June 30, 1996. The average balance of loans held for sale was $1.0 billion for the six months ended June 30, 1997, an increase of $135 million from the same period in 1996, due to increased originations. The weighted average yield on loans held for sale increased to 7.44% for the six months ended June 30, 1997 from 7.31% during the six months ended June 30, 1996 primarily due to an increase in rates on ARM loans, and a higher percentage of a comparatively higher fixed rate portfolio in 1997 compared to 1996.

     Interest income on mortgage-backed securities available for sale was $134.4 million for the six months ended June 30, 1997, an increase of $74.8 million from the six months ended June 30, 1996. The average portfolio balances increased $2.2 billion, to $4.0 billion, during the six months ended June 30, 1997 compared to the same period in 1996. The weighted average yield on these assets decreased from 6.85% for the six months ended June 30, 1996 to 6.80% for the six months ended June 30, 1997. The increase in the volume and decrease in the weighted average yield is due to the acquisition of $2.0 billion in mortgage-backed securities from Cal Fed and the purchase of $1.7 billion in mortgage-backed securities during the first half of 1997.

     Interest income on mortgage-backed securities held to maturity was $58.9 million for the six months ended June 30, 1997, a decrease of $11.9 million from the six months ended June 30, 1996. The average portfolio balances decreased $290 million, to $1.5 billion, during the six months ended June 30, 1997 compared to the same period in 1996. The weighted average rate decreased from 7.72% for the six months ended June 30, 1996 to 7.60% for the six months ended June 30, 1997, primarily due to the repricing of mortgage loans underlying the securities.

     Interest income from securities and interest-bearing deposits in banks was $30.0 million for the six months ended June 30, 1997, an increase of $14.3 million from the six months ended June 30, 1996. The average portfolio balances during the six months ended June 30, 1997 and 1996 increased to $1.0 billion from $521 million, respectively, primarily due to the assets acquired in the Cal Fed Acquisition and purchases made by the Bank during 1997 to meet liquidity needs. The weighted average yield on these assets decreased to 5.97% for the six months ended June 30, 1997 from 6.14% for the six months ended June 30, 1996, primarily due to a higher mix of lower-rate interest-bearing deposits acquired in the Cal Fed Acquisition, along with a decline in yields earned on interest-bearing deposits.

     Interest Expense. Total interest expense was $706.1 million for the six months ended June 30, 1997, an increase of $297.8 million from the six months ended June 30, 1996. The increase is the result of additional interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the 10-5/8% Notes, the issuance of the Senior Subordinated Notes on January 31, 1996 and incrementally higher rates paid on the additional borrowings used to replace the retail deposits sold in the Branch Sales.

     Interest expense on customer deposits, including brokered deposits, was $374.8 million for the six months ended June 30, 1997, an increase of $152.1 million from the six months ended June 30, 1996. The average balance of customer deposits outstanding increased from $9.9 billion to $16.8 billion for the six months ended June 30, 1996 and 1997, respectively. The increase in the average balance is primarily due to $9.0 billion in deposits assumed in the Cal Fed Acquisition. The overall weighted average cost of deposits was 4.49% for the six months ended June 30, 1997 and 4.50% for the six months ended June 30, 1996.

     Interest expense on securities sold under agreements to repurchase totalled $72.8 million for the six months ended June 30, 1997, an increase of $10.5 million from the six months ended June 30, 1996. The average balance of such borrowings for the six months ended June 30, 1997 and 1996 was $2.5 billion and $2.2 billion, respectively. The increase in the average balance is primarily attributed to $1.1 billion of such liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by maturities and payoffs that were refinanced with FHLB advances and deposits acquired in the Cal Fed and Home Federal Acquisitions. The weighted average interest rate on these instruments increased to 5.68% during the six months ended June 30, 1997 from 5.59% for the six months ended June 30, 1996, primarily due to an increase in rates on new borrowings compared to such borrowings during 1996.

     Interest expense on borrowings totalled $258.5 million for the six months ended June 30, 1997, an increase of $135.2 million from the six months ended June 30, 1996. The increase is attributed to the net effect of an increase for borrowings assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the 10-5/8% Notes, the issuance of the Senior Subordinated Notes and additional borrowings to replace the deposits sold in the Branch Sales, partially offset by the impact of a slight decrease in the rates paid on such borrowings. The average balance outstanding for the six months ended June 30, 1997 and 1996 was $8.1 billion and $3.8 billion, respectively. The weighted average interest rate on these instruments decreased to 6.41% during the six months ended June 30, 1997 from 6.51% for the six months ended June 30, 1996, primarily due to the shorter average maturity of the portfolio at June 30, 1997 compared to June 30, 1996, partially offset by the higher rate paid on the 10-5/8% Notes.

     Net Interest Income. Net interest income was $334.5 million for the six months ended June 30, 1997, an increase of $116.5 million from the six months ended June 30, 1996. The interest rate spread decreased to 2.38% for the six months ended June 30, 1997 from 2.65% for the six months ended June 30, 1996.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the Branch Sales and on sales of loans, was $161.3 million for the six months ended June 30, 1997, a decrease of $358.3 million from the six months ended June 30, 1996. This decrease includes gains on sales of branches of $363.3 million in the six months ended June 30, 1996, compared to a gain of $1.1 million in the first half of 1997.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $75.1 million for the six months ended June 30, 1997, compared to $60.8 million for the six months ended June 30, 1996. This increase is due to the addition of the mortgage servicing portfolios acquired in the Cal Fed Acquisition, the 1996 Acquisitions, the LMUSA 1996 Purchase and the Weyerhaeuser Purchase, as well as servicing rights originated through the increased origination capacity provided by these acquisitions, partially offset by portfolio paydowns. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $44.9 billion at June 30, 1996 to $47.4 billion at June 30, 1997. During the six months ended June 30, 1997, the Company sold $3.0 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $2.6 billion of such sales for the corresponding period in 1996.

     Customer banking fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $46.7 million for the six months ended June 30, 1997, compared to $23.8 million for the six months ended June 30, 1996. The increase is primarily attributed to the impact of increased revenues from the retail banking operations acquired in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by the impact of the Branch Sales.

     Management fees totalled $4.1 million for the six months ended June 30, 1997, compared to $5.7 million for the six months ended June 30, 1996. The decrease is attributed principally to the reduced number of assets under management as a result of an increase in dispositions of assets being managed and contracts with third parties which have expired.

     Gain on sales of loans was $11.4 million for the six months ended June 30, 1997, compared to a gain of $13.7 million for the six months ended June 30, 1996. The decrease is attributed in part to a gain of $7.5 million on the sale of $298.0 million of consumer loans during the first quarter of 1996, partially offset by 1997 pay-offs of commercial loans with unamortized discounts.

     Loss on sales of assets was $.2 million for the six months ended June 30, 1997 compared to a gain of $38.5 million for the six months ended June 30, 1996. The activity in 1996 is primarily the result of a $40.4 million gain from the sale of ACS stock, partially offset by a permanent impairment in the mortgage-backed securities available for sale portfolio.

     Dividends on FHLB stock were $12.0 million for the six months ended June 30, 1997, an increase of $7.3 million from the six months ended June 30, 1996, representing an increase in the volume of such stock owned by the Company, primarily as a result of the Cal Fed Acquisition.

     Other noninterest income was $11.3 million for the six months ended June 30, 1997, an increase of $2.0 million from the six months ended June 30, 1996. The increase is primarily attributed to an increase in disbursement float interest income and the recognition of a previously deferred gain on the sale of certain retail operations, partially offset by a favorable outcome of an arbitration hearing during the second quarter of 1996.

     Noninterest Expense. Total noninterest expense was $324.5 million for the six months ended June 30, 1997, an increase of $102.2 million from the six months ended June 30, 1996. The increase is principally due to the growth of the Company through the Cal Fed Acquisition and the 1996 Acquisitions.

     Total compensation and employee benefits expense was $127.5 million for the six months ended June 30, 1997, an increase of $16.6 million from the six months ended June 30, 1996. The increase in expense is primarily attributed to 1,741 additional employees of the Bank at June 30, 1997 compared to June 30, 1996, as a result of the Cal Fed Acquisition, partially offset by a reduction in expense from June 30, 1996 to June 30, 1997 of $24.5 million related to a management incentive plan ("Incentive Plan") between the Company and certain executive officers of the Bank. FN Holdings has no employees of its own.

     Occupancy and equipment expense was $40.8 million for the six months ended June 30, 1997, an increase of $15.3 million from the six months ended June 30, 1996, attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by operations sold in the Branch Sales.

     SAIF deposit insurance premiums decreased $6.1 million, to $5.5 million, for the six months ended June 30, 1997, due to a decrease in the quarterly assessment rate from 5.75 cents to 1.63 cents per $100 of retail deposits, partially offset by an increase in the deposit assessment base as a result of the net impact of the Cal Fed Acquisition, the 1996 Acquisitions and the Branch Sales.

     Loan expense was $34.0 million for the six months ended June 30, 1997, an increase of $20.0 million from the six months ended June 30, 1996. The increase includes a $16.1 million provision for additional unreimbursable costs related to the foreclosure of single family loans serviced for others, which is not expected to be recurring. The increase is also attributed to additional expenses associated with the higher volume of loans serviced, and higher outside appraisal fees, inspection fees and provision for loss on FHA and VA loans serviced.

     Marketing expense was $7.7 million for the six months ended June 30, 1997, an increase of $2.9 million from the six months ended June 30, 1996, attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by reduced nationwide marketing efforts as a result of the Branch Sales.

     Professional fees increased $13.3 million, to $22.8 million, for the six months ended June 30, 1997 compared to the same period in 1996. This increase includes additional legal, consulting and audit expenses related to the Cal Fed Acquisition and the 1996 Acquisitions, as well as $2.9 million in higher foreclosure outsourcing costs for loans serviced for others.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $.9 million for the six months ended June 30, 1997 compared to a net gain of $4.9 million for the same period in 1996. The change is primarily attributed to an increase in commercial loan foreclosures due to the expiration of the Put Agreement and additional writedowns on foreclosed residential assets as a result of a decline in fair values.

     Amortization of intangible assets increased to $24.6 million for the six months ended June 30, 1997 from $4.2 million for the corresponding period in 1996, primarily due to the amortization of an additional $714.2 million of intangible assets recorded in connection with the Cal Fed Acquisition and the 1996 Acquisitions.

     Other noninterest expense was $56.4 million for the six months ended June 30, 1997, an increase of $15.5 million from the six months ended June 30, 1996, due to an increase in provision for retail branch and subservicing losses, telecommunications, postage, office supplies, insurance, OTS assessments and travel expenses, all of which are attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions.

     Provision for Income Tax. During the six months ended June 30, 1997 and 1996, FN Holdings recorded income tax expense of $21.9 million and income tax benefit of $81.4 million, respectively. FN Holdings' effective Federal tax rate was 2% and (23)% during the six months ended June 30, 1997 and 1996, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods and the recognition of a $125.0 million deferred tax benefit in the first half of 1996. FN Holdings' effective state tax rate increased to 15% from 7% during the six months ended June 30, 1997 compared to the same period in 1996, primarily as a result of the Company's increased presence in California where the state tax rate is generally higher than in other states and nondeductible goodwill amortization from various acquisitions.

     Minority Interest. Dividends on the REIT Preferred Stock totalling $19.1 million were declared and paid during the six months ended June 30, 1997. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statement of operations net of the income tax benefit ($2.4 million) which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Dividends on the preferred stock of the Bank of $26.3 million and $25.9 million were also recorded during the six months ended June 30, 1997 and 1996, respectively.

     Three Months ended June 30, 1997 versus Three Months ended June 30, 1996

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

                                                                          Three months ended
                                                                             June 30, 1997
                                                                ----------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                         (dollars in millions)
   ASSETS

     Interest-earning assets (1):
         Securities and interest-bearing deposits
              in banks (2)                                   $  1,060             $ 17              6.45%
         Mortgage-backed securities
              available for sale                                4,354               73              6.74
         Mortgage-backed securities
              held to maturity                                  1,522               29              7.60
         Loans held for sale, net                               1,031               20              7.90
         Loans receivable, net                                 20,047              389              7.77
         Covered assets                                            --               --                --
                                                             --------             ----              ----
              Total interest-earning assets                    28,014              528              7.54%
                                                                                  ----              ----
     Noninterest-earning assets                                 2,778
                                                             --------
              Total assets                                    $30,792
                                                             ========
   LIABILITIES, MINORITY INTEREST
       AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:
         Deposits                                             $16,845              188              4.47%
         Securities sold under
              agreements to repurchase                          2,638               38              5.76
         Borrowings (3)                                         8,470              135              6.39
                                                             --------             ----              ----
              Total interest-bearing liabilities               27,953              361              5.18%
                                                                                  ----              ----
     Noninterest-bearing liabilities                              984
     Minority interest                                            980
     Stockholders' equity                                         875
              Total liabilities, minority interest and       --------
                  stockholders' equity                        $30,792
     Net interest income                                     ========             $167
                                                                                  ====
     Interest rate spread                                                                           2.36%
                                                                                                    ====
     Net interest margin                                                                            2.37%
                                                                                                    ====
     Average equity to average assets                                                               2.84%
                                                                                                    ====

                                                                           Three months ended
                                                                              June 30, 1996
                                                                ----------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                         (dollars in millions)
   ASSETS

     Interest-earning assets (1):
         Securities and interest-bearing deposits
              in banks (2)                                    $   538             $  8               5.95%
         Mortgage-backed securities
              available for sale                                1,775               30               6.99
         Mortgage-backed securities
              held to maturity                                  1,855               36               7.55
         Loans held for sale, net                                 891               18               8.08
         Loans receivable, net                                 11,292              225               7.97
         Covered assets                                            40                1               7.28
                                                              -------             ----               ----
              Total interest-earning assets                    16,391              318               7.76%
                                                                                  ----               ----
     Noninterest-earning assets                                 1,194
                                                              -------
              Total assets                                    $17,585
                                                              =======
   LIABILITIES, MINORITY INTEREST
       AND STOCKHOLDERS' EQUITY

     Interest-bearing liabilities:
         Deposits                                             $ 9,633              105               4.37%
         Securities sold under
              agreements to repurchase                          2,282               32               5.63
         Borrowings (3)                                         4,455               71               6.48
                                                              -------             ----               ----
              Total interest-bearing liabilities               16,370              208               5.12%
                                                                                  ----               ----
     Noninterest-bearing liabilities                              167
     Minority interest                                            309
     Stockholders' equity                                         739
                                                              -------
              Total liabilities, minority interest
                  and stockholders' equity                    $17,585
     Net interest income                                      =======             $110
                                                                                  ====
     Interest rate spread                                                                            2.64%
                                                                                                     ====
     Net interest margin                                                                             2.65%
                                                                                                     ====
     Average equity to average assets                                                                4.20%
                                                                                                     ====

------------------


   (1) Nonaccruing assets are included in the average balances for the periods indicated.
   (2) The information presented includes securities held to maturity, securities available for sale and interest-bearing deposits in other banks.
   (3)  Interest and average rate include the impact of interest rate swaps.

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


                                                                        Three months ended June 30, 1997 vs. 1996
                                                                                Increase (Decrease) Due to
                                                                        -----------------------------------------
                                                                        Volume               Rate             Net
                                                                        ------               ----             ---
INTEREST INCOME:                                                                        (in millions)

     Securities and interest-bearing deposits in banks                     $  9              $--            $  9
     Mortgage-backed securities available for sale                           44               (1)             43
     Mortgage-backed securities held to maturity                             (7)              --              (7)
     Loans held for sale                                                      2               --               2
     Loans receivable, net                                                  170               (6)            164
     Covered assets                                                          (1)              --              (1)
                                                                           ----              ---            ----
         Total                                                             $217              $(7)           $210
                                                                           ----              ---            ----

INTEREST EXPENSE:

     Deposits                                                              $ 81              $ 2            $ 83
     Securities sold under agreements to repurchase                           5                1               6
     Borrowings                                                              65               (1)             64
                                                                           ----              ---            ----
         Total                                                             $151              $ 2            $153
                                                                           ----              ---            ----
              Change in net interest income                                $ 66              $(9)           $ 57
                                                                           ====              ===            ====


     The volume variances in total interest income and total interest expense from the three months ended June 30, 1997 to the corresponding period in 1996 are largely due to the additional $17.0 billion in interest-earning assets acquired and $16.9 billion in interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, as well as the assumption of the 10-5/8% Notes. The negative total rate variance of $9 million is attributed to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio, the assumption of the 10-5/8% Notes and the impact of the additional wholesale borrowings used to finance the Branch Sales.

     Interest Income. Total interest income was $527.8 million for the three months ended June 30, 1997, an increase of $209.7 million from the three months ended June 30, 1996. The interest-earning assets acquired in the Cal Fed Acquisition and the Home Federal Acquisition resulted in total interest-earning assets for the three months ended June 30, 1997 averaging $28.0 billion, compared to $16.4 billion for the corresponding period in 1996. The yield on total interest-earning assets during the three months ended June 30, 1997 decreased to 7.54% compared to 7.76% for the three months ended June 30, 1996, primarily due to assets from the Cal Fed Acquisition generally having a lower yield than the rest of the portfolio.

     FN Holdings earned $389.0 million of interest income on loans receivable for the three months ended June 30, 1997, an increase of $163.8 million from the three months ended June 30, 1996. The loans acquired in the Cal Fed Acquisition and the Home Federal Acquisition contributed most of the additional interest income in 1997 and resulted in an increase in the average balance of loans receivable to $20.0 billion for the three months ended June 30, 1997 from $11.3 billion for the three months ended June 30, 1996. The weighted average yield on loans receivable decreased to 7.77% for the three months ended June 30, 1997 from 7.97% for the same period in 1996, due primarily to the addition of $10.1 billion in loans from the Cal Fed Acquisition.

     FN Holdings earned $20.4 million of interest income on loans held for sale for the three months ended June 30, 1997, an increase of $2.6 million from the three months ended June 30, 1996. The average balance of loans held for sale was $1.0 billion for the three months ended June 30, 1997, an increase of $140 million from the same period in 1996, due to increased originations. The weighted average yield on loans held for sale decreased to 7.90% for the three months ended June 30, 1997 from 8.08% during the three months ended June 30, 1996.

     Interest income on mortgage-backed securities available for sale was $73.4 million for the three months ended June 30, 1997, an increase of $43.5 million from the three months ended June 30, 1996. The average portfolio balances increased $2.6 billion, to $4.4 billion, during the three months ended June 30, 1997 compared to the same period in 1996. The weighted average yield on these assets decreased from 6.99% for the three months ended June 30, 1996 to 6.74% for the three months ended June 30, 1997. The increase in the volume and decrease in the weighted average yield is primarily due to the acquisition of $2.0 billion in mortgage-backed securities from Cal Fed.

     Interest income on mortgage-backed securities held to maturity was $28.9 million for the three months ended June 30, 1997, a decrease of $7.3 million from the three months ended June 30, 1996. The average portfolio balances decreased $333 million, to $1.5 billion, during the three months ended June 30, 1997 compared to the same period in 1996. The weighted average rate increased from 7.55% for the three months ended June 30, 1996 to 7.60% for the three months ended June 30, 1997, primarily due to upward rate adjustments of adjustable-rate mortgage-backed securities.

     Interest income from securities and interest-bearing deposits in banks was $16.1 million for the three months ended June 30, 1997, an increase of $7.8 million from the three months ended June 30, 1996. The average portfolio balances during the three months ended June 30, 1997 and 1996 increased to $1.1 billion from $538 million, respectively, primarily due to the assets acquired in the Cal Fed Acquisition and purchases made by the Bank during 1997 to meet liquidity needs. The weighted average yield on these assets increased to 6.45% for the three months ended June 30, 1997 from 5.95% for the three months ended June 30, 1996, primarily due to significant purchases of higher-yielding investment securities during 1997.

     Interest Expense. Total interest expense was $361.1 million for the three months ended June 30, 1997, an increase of $152.5 million from the three months ended June 30, 1996. The increase is the result of additional interest-bearing liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the 10-5/8% Notes and incrementally higher rates paid on the additional borrowings used to replace the retail deposits sold in the Branch Sales.

     Interest expense on customer deposits, including brokered deposits, was $187.8 million for the three months ended June 30, 1997, an increase of $82.6 million from the three months ended June 30, 1996. The average balance of customer deposits outstanding increased from $9.6 billion to $16.8 billion for the three months ended June 30, 1996 and 1997, respectively. The increase in the average balance is primarily due to $9.0 billion in deposits assumed in the Cal Fed Acquisition. The overall weighted average cost of deposits increased to 4.47% for the three months ended June 30, 1997 from 4.37% for the three months ended June 30, 1996, due principally to the impact of deposits acquired in the Cal Fed Acquisition, partially offset by the impact of the 1996 Branch Sales.

     Interest expense on securities sold under agreements to repurchase totalled $38.4 million for the three months ended June 30, 1997, an increase of $6.6 million from the three months ended June 30, 1996. The average balance of such borrowings for the three months ended June 30, 1997 and 1996 was $2.6 billion and $2.3 billion, respectively. The increase in the average balance is attributed to $1.1 billion of such liabilities assumed in the Cal Fed Acquisition and the 1996 Acquisitions, partially offset by maturities and payoffs that were refinanced with FHLB advances and deposits acquired in the Cal Fed and Home Federal Acquisitions. The weighted average interest rate on these instruments increased to 5.76% during the three months ended June 30, 1997 from 5.63% for the three months ended June 30, 1996, primarily due to an increase in rates on new borrowings compared to such borrowings during 1996.

     Interest expense on borrowings totalled $134.9 million for the three months ended June 30, 1997, an increase of $63.3 million from the three months ended June 30, 1996. The increase is attributed to the net effect of an increase for borrowings assumed in the Cal Fed Acquisition and the 1996 Acquisitions, the assumption of the 10-5/8% Notes and additional borrowings to replace the deposits sold in the Branch Sales, partially offset by the impact of decreases in the rates paid on such borrowings. The average balance outstanding for the three months ended June 30, 1997 and 1996 was $8.5 billion and $4.5 billion, respectively. The weighted average interest rate on these instruments decreased to 6.39% during the three months ended June 30, 1997 from 6.48% for the three months ended June 30, 1996, primarily due to the shorter average maturity of the portfolio at June 30, 1997 compared to June 30, 1996.

     Net Interest Income. Net interest income was $166.8 million for the three months ended June 30, 1997, an increase of $57.2 million from the three months ended June 30, 1996. The interest rate spread decreased to 2.36% for the three months ended June 30, 1997 from 2.64% for the three months ended June 30, 1996.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, management fees and gains on the Branch Sales and on sales of loans, was $82.4 million for the three months ended June 30, 1997, a decrease of $72.2 million from the three months ended June 30, 1996. The three months ended June 30, 1996 includes gains on sales of branches of $55.3 million and gain from the sale of ACS stock of $40.4 million.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $35.3 million for the three months ended June 30, 1997, compared to $33.3 million for the three months ended June 30, 1996. This increase is due to the addition of the mortgage servicing portfolios acquired in the Cal Fed Acquisition, the Home Federal Acquisition and the Weyerhaeuser Purchase, as well as servicing rights originated through the increased origination capacity provided by these acquisitions, partially offset by portfolio paydowns. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, increased from $44.9 billion at June 30, 1996 to $47.4 billion at June 30, 1997. During the three months ended June 30, 1997, the Company sold $1.8 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $1.3 billion of such sales for the corresponding period in 1996.

     Customer banking fees and service charges related to retail banking operations, consisting of depositor fees for transaction accounts, overdrafts, and miscellaneous other fees, were $24.2 million for the three months ended June 30, 1997, compared to $12.0 million for the three months ended June 30, 1996. The increase is primarily attributed to the impact of increased revenues from the retail banking operations acquired in the Cal Fed and Home Federal Acquisitions, partially offset by the impact of the Branch Sales.

     Management fees totalled $2.2 million for the three months ended June 30, 1997, compared to $2.4 million for the three months ended June 30, 1996. The decrease is attributed principally to the reduced number of assets under management as a result of an increase in dispositions of assets being managed and contracts with third parties which have expired.

     Gain on sales of loans was $8.5 million for the three months ended June 30, 1997, compared to a loss of less than $.1 million for the three months ended June 30, 1996. The increase is primarily attributed to 1997 pay-offs of commercial loans with unamortized discounts.

     Loss on sales of assets was $.2 million for the three months ended June 30, 1997 compared to a gain of $43.0 million for the three months ended June 30, 1996. The gain is primarily the result of a $40.4 million gain from the sale of ACS stock in the three months ended June 30, 1996.

     Dividends on FHLB stock were $6.0 million for the three months ended June 30, 1997, an increase of $3.2 million from the three months ended June 30, 1996 representing an increase in the volume of such stock owned by the Company, primarily as a result of the Cal Fed Acquisition.

     Other noninterest income was $5.4 million for the three months ended June 30, 1997, a decrease of $.4 million from the three months ended June 30, 1996. The decrease is primarily attributed to a favorable outcome of an arbitration hearing during the second quarter of 1996, partially offset by an increase in disbursement float income during the same period in 1997.

     Noninterest Expense. Total noninterest expense was $171.2 million for the three months ended June 30, 1997, an increase of $67.5 million from the three months ended June 30, 1996. The increase is principally due to the growth of the Company through the Cal Fed and Home Federal Acquisitions.

     Total compensation and employee benefits expense was $63.0 million for the three months ended June 30, 1997, an increase of $12.9 million from the three months ended June 30, 1996. The increase in expense is primarily attributed to 1,741 additional employees of the Bank at June 30, 1997 compared to June 30, 1996, as a result of the Cal Fed Acquisition, partially offset by a reduction in expense from June 30, 1996 to June 30, 1997 of $4.9 million related to a management incentive plan ("Incentive Plan") between the Company and certain executive officers of the Bank. FN Holdings has no employees of its own.

     Occupancy and equipment expense was $20.2 million for the three months ended June 30, 1997, an increase of $7.8 million from the three months ended June 30, 1996, attributed primarily to the Cal Fed and Home Federal Acquisitions, partially offset by operations sold in the Branch Sales.

     SAIF deposit insurance premiums decreased from $5.5 million to $2.8 million for the three months ended June 30, 1996 and 1997, respectively, due to a reduction in the quarterly assessment rate from 5.75 cents to 1.63 cents per $100 of retail deposits, partially offset by an increase in the deposit assessment base as a result of the net impact of the Cal Fed and Home Federal Acquisitions and the Branch Sales.

     Loan expense was $26.1 million for the three months ended June 30, 1997, an increase of $19.9 million from the three months ended June 30, 1996. The increase includes a $16.1 million provision for additional unreimbursable costs related to the foreclosure of single family loans serviced for others, which is not expected to be recurring. The increase is also attributed to additional expenses associated with the higher volume of loans serviced, and higher outside appraisal fees, inspection fees and provision for loss on FHA and VA loans serviced.

     Marketing expense was $3.6 million for the three months ended June 30, 1997, an increase of $1.0 million from the three months ended June 30, 1996, attributed primarily to the Cal Fed and Home Federal Acquisitions, partially offset by reduced nationwide marketing efforts as a result of the Branch Sales.

     Professional fees increased $6.4 million, to $13.4 million, for the three months ended June 30, 1997, compared to the same period in 1996. This increase includes additional legal, consulting and audit expenses related to the Cal Fed and Home Federal Acquisitions, as well as $2.9 million in higher foreclosure outsourcing costs for loans serviced for others.

     Foreclosed real estate operations, including gains on sales, resulted in a net gain of $1.9 million for the three months ended June 30, 1997 compared to a net gain of $2.3 million for the same period in 1996. The change is primarily attributed to an increase in commercial loan foreclosures due to the expiration of the Put Agreement and additional writedowns on foreclosed residential assets as a result of a decline in fair values.

     Amortization of intangible assets increased to $12.5 million for the three months ended June 30, 1997 from $2.5 million for the corresponding period in 1996, primarily due to the amortization of an additional $598.9 million of intangible assets recorded in connection with the Cal Fed and Home Federal Acquisitions.

     Other noninterest expense was $28.2 million for the three months ended June 30, 1997, an increase of $11.6 million from the three months ended June 30, 1996, due to an increase in provision for subservicing losses as well as increased telecommunications, postage, office supplies, insurance, OTS assessments and travel expenses, all of which are attributed primarily to the Cal Fed Acquisition and the 1996 Acquisitions.

     Provision for Income Tax. During the three months ended June 30, 1997 and 1996, FN Holdings recorded income tax expense of $10.2 million and income tax benefit of $110.4 million, respectively. FN Holdings' effective Federal tax rates were 2% and (81)% during the three months ended June 30, 1997 and 1996, respectively, while its statutory

Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods and the recognition of a $125.0 million deferred tax benefit in the second quarter of 1996. FN Holdings' effective state tax rate increased to 14% from 8% during the three months ended June 30, 1997 compared to the same period in 1996, primarily as a result of the Company's increased presence in California where the state tax rate is generally higher than in other states and nondeductible goodwill amortization from various acquisitions.

     Minority Interest. Dividends on the REIT Preferred Stock totalling $11.4 million were declared and paid during the three months ended June 30, 1997. Minority interest relative to the REIT preferred stock is reflected on the consolidated statement of operations net of the income tax benefit ($1.5 million) which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Dividends on the preferred stock of the Bank of $13.2 million and $8.6 million were also recorded during the three months ended June 30, 1997 and 1996, respectively.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $39.9 million and $19.8 million during the six months ended June 30, 1997 and 1996, respectively. The allowance for loan losses is increased by provisions for loan losses and decreased by charge-offs (net of recoveries).


     Activity in the allowance for loan losses during the six months ended June 30, 1997 and 1996 is as follows (in thousands):

                                                            1997              1996
                                                            ----              ----
Balance - January 1                                       $246,556          $210,484
     Purchase - 1996 Acquisitions                               --            44,793
     Purchase - Cal Fed Acquisition                        143,820                --
     Provision for loan losses                              39,900            19,800
     Charge-offs                                           (32,243)          (33,792)
     Recoveries                                              2,468             1,756
                                                          --------          --------
Balance - June 30                                         $400,501          $243,041
                                                          ========          ========


     A significant portion of the Company's loans are secured by real estate located in Southern California where real estate prices, although improved during the past year, have not increased as rapidly as real estate prices in the Company's other primary lending areas. Accordingly, the ultimate collectibility of those loans is susceptible to changes in the economic conditions in the region. Management's periodic evaluation of the adequacy of the allowance for loan losses is based on past loan loss experience, known and inherent risks in the portfolio, potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current and prospective economic conditions. The increase in the provision for loan losses during the six months ended June 30, 1997 compared to the same period in 1996 is primarily due to the increase in the loan portfolio as a result of the Cal Fed Acquisition.

     Although management believes that the allowance for loan losses is adequate for its current portfolios, it will continue to review its loan portfolio to determine the extent to which any changes in economic conditions or loss experience may require additional provisions in the future.

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

     The Company actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations while maintaining the flexibility required to execute its business strategies. The Company measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-bearing assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to purchase assets or originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At June 30, 1997, approximately 92.4% of Company's real estate loan portfolio consisted of ARMs.

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

     In connection with the FN Acquisition and the Cal Fed Acquisition, the Company acquired the rights and assumed the obligations under certain interest rate swap agreements. The swaps provide a means of hedging the interest rate exposure relative to the Company's FHLB advances. Under the terms of these agreements, the Company pays the variable rate based on LIBOR and receives fixed rates or a variable rate based on the yield of discount notes issued by the FHLB System. During the six months ended June 30, 1997, the Company's net interest income increased by $1.7 million as a result of these interest rate swap agreements, largely due to a decrease in the variable rate paid due to changing market interest rates, net of the fixed rate payments received and the amortization of the premium assigned to these agreements at the time of acquisition. Gains and losses on early termination of these agreements would be included in the carrying amount of the FHLB advances and amortized over the remaining terms of such advances. The requirements that must be satisfied in order to account for the swap agreements in this manner are as follows: (1) the FHLB advances must expose the Company to interest rate risk, and (2) at the inception of the hedge and throughout the hedge period, high correlation of changes in the market value of the swaps and the fair value of the FHLB advances shall be probable so that the results of the swaps will substantially offset the effects of interest rate changes on the FHLB advances. If these requirements are not met, the swaps would be considered speculative and marked to market with changes in market value reflected in noninterest income. For additional information, see Note 22 to the Company's 1996 consolidated financial statements on Form 10-K.

     One of the most important sources of a financial institution's net income is net interest income, which is the difference between the combined interest earned on interest-earning assets and the combined interest paid on interest-bearing liabilities. Net interest income is also dependent on the relative balances of interest-earning assets and interest-bearing liabilities.

     A traditional measure of interest rate risk within the savings industry is the interest rate sensitivity gap, which is the sum of all interest-earning assets minus the sum of all interest-bearing liabilities to be repriced within given periods. A gap is considered positive when the interest rate sensitive assets exceeds interest rate sensitive liabilities, while the opposite results in a negative gap. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, and a positive gap would tend to result in an increase in net interest income, while the opposite would tend to occur in a period of falling rates.

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), and the impact of interest rate swap agreements as of June 30, 1997. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at June 30, 1997 is as follows:

                                                                      Maturity/Rate Sensitivity
                                                        --------------------------------------------------------
                                                       Within         1-5        Over 5     Noninterest
                                                       1 Year        Years        Years       Bearing       Total
                                                       ------        -----       ------     -----------     -----
                                                                        (dollars in millions)

INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                     $   182       $   --         $ --       $   --      $   182
Securities available for sale (3)                        948           --           --           --          948
Mortgage-backed securities
     available for sale (3)                            4,950           --           --           --        4,950
Mortgage-backed securities held
     to maturity (1)(4)                                1,478            1            1           --        1,480
Loans held for sale, net (3)(5)                          827           --           --           --          827
Loans receivable, net (1)(6)                          17,446        1,463          764           --       19,673
Investment in FHLB                                       400           --           --           --          400
                                                     -------       ------         ----       ------      -------
     Total interest-earning assets                    26,231        1,464          765           --       28,460
Noninterest-earning assets                                --           --           --        2,465        2,465
                                                     -------       ------         ----       ------      -------
                                                     $26,231       $1,464         $765       $2,465      $30,925
                                                     =======       ======         ====       ======      =======

INTEREST-BEARING LIABILITIES:

Deposits (7)                                         $14,217       $2,427         $ 14       $   --      $16,658
Securities sold under agreements
     to repurchase (1)                                 2,370           14           --           --        2,384
FHLB advances (1)                                      7,164          955            2           --        8,121
Other borrowings (1)                                      --          257          841           --        1,098
                                                     -------       ------         ----       ------      -------
     Total interest-bearing liabilities               23,751        3,653          857           --       28,261
Noninterest-bearing liabilities                           --           --           --          810          810
Minority interest                                         --           --           --          986          986
Stockholders' equity                                      --           --           --          868          868
                                                     -------       ------         ----       ------      -------
                                                     $23,751       $3,653         $857       $2,664      $30,925
                                                     =======       ======         ====       ======      =======

Gap before interest rate swap
     agreements                                       $2,480      $(2,189)        $(92)                     $199
Interest rate swap agreements                            --            --           --                        --
                                                      ------      -------         -----                     ----
Gap adjusted for interest rate
     swap agreements                                  $2,480      $(2,189)        $(92)                     $199
                                                      ======      =======         ====                      ====

Cumulative gap                                        $2,480      $   291         $199                      $199
                                                      ======      =======         ====                      ====

Gap as a percentage of total assets                      8.0%        (7.1)%        (.3)%                      .6%
                                                         ===          ===           ==                        ==

Cumulative gap as a percentage of
     total assets                                        8.0%          .9%          .6%                       .6%
                                                         ===           ==           ==                        ==

------------------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of June 30, 1997. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from the Company's prepayment estimates.

(2) Consists of $58 million of securities held to maturity, $51 million of interest-bearing deposits in other banks and $73 million of short-term investment securities.
(3) As loans held for sale and securities and mortgage-backed securities available for sale may be sold within one year, they are considered to be maturing within one year.
(4)  Excludes underlying loans on nonaccrual status of $5 million.
(5)  Excludes nonaccrual loans of $31 million.
(6) Excludes allowance for loan losses of $401 million and nonaccrual loans of $204 million.
(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At June 30, 1997, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $199 million. At December 31, 1996, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $256 million. The change in the cumulative gap between the two periods is due principally to the Cal Fed Acquisition and the assumption of the 10-5/8% Notes.

     The maturity/rate sensitivity analysis is a static view of the balance sheet with assets and liabilities grouped into certain defined time periods, and thus only partially depicts the dynamics of the Company's sensitivity to interest rate changes. Since it is measured at a single point in time, this analysis may not fully describe the complexity of relationships between product features and pricing, market rates and future management of the balance sheet mix. The Company utilizes computer modeling, under various interest rate scenarios, to provide a dynamic view of the effects of the changes in rates, spreads, and yield curve shifts on net interest income.

     The Company's risk management policies are established by the Asset/Liability Management Committee ("ALCO") of the Bank. ALCO meets monthly to formulate the Bank's investment and risk management strategies. The basic responsibilities of ALCO include management of net interest income and market value of portfolio equity, management of liquidity to provide adequate funding, and the establishment of asset product priorities by formulating performance evaluation criteria, risk evaluation techniques and a system to standardize the analysis and reporting of originations, competitive trends, profitability and risk. On a quarterly basis, the Board of Directors of the Bank is apprised of ALCO strategies adopted and their impact on operations. At least annually, the Board of Directors of the Bank reviews the Bank's interest rate risk management policy statements.

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. government securities and other specified securities to deposits and borrowings due within one year. The OTS has currently established a minimum liquidity requirement for the Bank of 5.00%. California Federal's liquidity ratio was 5.02% and 5.32% at June 30, 1997 and December 31, 1996, respectively.

     A major source of the Company's funding is expected to be its retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of sources including customer and brokered deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements.

     The Company's primary uses of funds are the origination or purchase of loans, the funding of maturing certificates of deposit, demand deposit withdrawals, and the repayment of borrowings. Certificates of deposit scheduled to mature during the twelve months ending June 30, 1998 aggregate $8.6 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at June 30, 1997, FN Holdings had securities sold under agreements to repurchase, FHLB advances and other borrowings aggregating $8.9 billion maturing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances or other borrowings at prevailing rates.

     During 1994, the Bank issued 3,007,300 shares of preferred stock ("Preferred Stock"). Cash dividends on such Preferred Stock are noncumulative and are payable at an annual rate of 11-1/2% if, when, and as declared by the Board of Directors of the Bank. The payment of dividends by the Bank is subject to certain federal laws applicable to savings associations. Preferred Stock dividends totalling $17.3 million were declared and paid during each of the six months ended June 30, 1997 and 1996.

     On September 19, 1996, the Company issued 10,000 shares of preferred stock with a liquidation value of $150 million (the "FN Holdings Preferred Stock"). The annual cash dividends on the FN Holdings Preferred Stock, assuming such dividends have been declared by the Board of Directors of FN Holdings, approximate $15 million per year.

     As a result of the Cal Fed Acquisition, the Bank is obligated with respect to the following outstanding securities of Cal Fed: (i) $50 million of 10.66% senior subordinated notes due 1998, (ii) $2.7 million of 6-1/2% convertible subordinated debentures due 2001, (iii) $4.3 million of 10% subordinated debentures due 2003 and (iv) $172.5 million of the Cal Fed Preferred Stock. The annual interest cost from the assumed notes is $5.9 million, and the annual dividend requirement on the Cal Fed Preferred Stock is $18.3 million.

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

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements in the foreseeable future. In addition to cash and cash equivalents of $442.1 million at June 30, 1997, the Company has substantial additional borrowing capacity with the FHLB and other sources.

     As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the six months ended June 30, 1997 were net loan repayments of $622.8 million, $9.1 billion in additional borrowings, a $500.9 million net increase in securities sold under agreements to repurchase, $482.4 million from the issuance of the REIT Preferred Stock, net of issuance costs, $572.9 million in proceeds from principal payments and maturities of securities and mortgage-backed securities available for sale and $603.3 million in proceeds from the FN Escrow Merger. The primary uses of funds were $8.6 billion in principal payments on borrowings, $2.4 billion in purchases of securities and mortgage-backed securities available for sale, $810.3 million from a net decrease in deposits and $161.2 million in net cash paid for the Cal Fed Acquisition.

PROBLEM AND POTENTIAL PROBLEM ASSETS

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any insignificant delay (i.e., 60 days or less) or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including nonaccrual loans, troubled debt restructurings, and performing loans which exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

     At June 30, 1997, the carrying value of loans that are considered to be impaired totalled $123.9 million (of which $39.4 million were on nonaccrual status). The average recorded investment in impaired loans during the six months ended June 30, 1997 was approximately $124.7 million. For the six months ended June 30, 1997, FN Holdings recognized interest income on those impaired loans of $5.2 million, which included $.2 million of interest income recognized using the cash basis method of income recognition.

     The following table presents the amounts, net of specific allowances for loan losses and purchase accounting adjustments, of the Company's nonaccrual loans, foreclosed real estate, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.



                                                                           June 30, 1997
                                                          ----------------------------------------------
                                                         Nonaccrual         Impaired         Restructured
                                                         ----------         --------         ------------
                                                                          (in millions)
     Real Estate:
         1-4 unit residential                                 $196              $ --                 $ 3
         5+ unit residential                                    20                56                   8
         Commercial and other                                   19                66                  26
         Land                                                   --                --                  --
         Construction                                            1                 2                  --
                                                              ----              ----                 ---
              Total real estate                                236               124                  37
     Non-real estate                                             4                --                  --
                                                              ----              ----                 ---
              Total loans, net                                 240              $124  (b)            $37
                                                                                ====                 ===
     Foreclosed real estate, net                                73
                                                              ----
              Total non-performing assets                     $313   (a)
                                                              ====

                                                                       December 31, 1996
                                                          ----------------------------------------------
                                                         Nonaccrual         Impaired         Restructured
                                                         ----------         --------         ------------
                                                                          (in millions)
     Real Estate:
         1-4 unit residential                                 $146              $ --                 $ 3
         5+ unit residential                                    13                47                  55
         Commercial and other                                    9                54                  28
         Land                                                   --                --                   1
         Construction                                            1                 1                  --
                                                              ----              ----                 ---
              Total real estate                                169               102                  87
     Non-real estate                                             3                --                  --
                                                              ----              ----                 ---
              Total loans                                      172              $102  (b)            $87
                                                                                ====                 ===
     Foreclosed real estate, net                                52
                                                              ----
              Total non-performing assets                     $224   (a)
                                                              ====
--------------------

     (a) Includes loans securitized with recourse on nonaccrual status of $5.0 million and $6.0 million at June 30, 1997 and December 31, 1996, respectively, and loans held for sale on nonaccrual status of $31.0 million at June 30, 1997.
     (b) Includes $39.4 million and $22.6 million of loans on nonaccrual status at June 30, 1997 and December 31, 1996, respectively. Also includes $16.3 million and $18.3 million of loans classified as troubled debt restructurings at June 30, 1997 and December 31, 1996, respectively.

     There were no accruing loans contractually past due 90 days or more at June 30, 1997 or December 31, 1996.

     FN Holdings' non-performing assets, consisting of nonaccrual loans, net of purchase accounting adjustments, and foreclosed real estate, net, increased to $313 million at June 30, 1997, compared with $224 million at December 31, 1996, primarily as a result of assets acquired in the Cal Fed Acquisition. Non-performing assets as a percentage of the Bank's total assets decreased to 1.01% at June 30, 1997, from 1.37% at December 31, 1996.

     FN Holdings, through the Bank, manages its credit risk by regularly assessing the current and estimated future performance of the real estate markets in which it operates. The Company continues to place a high degree of emphasis on the management of its asset portfolio. The Company has three distinct asset management functions: performing loan asset management, problem loan asset management and credit review. These three functions are charged with the responsibility of reducing the risk profile within the residential, commercial and multi-family asset portfolios by applying asset management and risk evaluation techniques that are consistent with the Company's portfolio management strategy and regulatory requirements. In addition to these asset management functions, the Company has a specialized credit risk management group that is charged with the development of credit policies and performing credit risk analyses for all asset portfolios.

     The following table presents non-performing real estate assets by geographic region of the country as of June 30, 1997:

                                                                                Total
                                       Nonaccrual         Foreclosed        Non-performing
                                       Real Estate        Real Estate,        Real Estate      Geographic
                                       Loans, Net (2)        Net (2)            Assets        Concentration
                                       --------------     ------------      --------------    -------------
                                                               (dollars in millions)
     Region:
         California                        $150                $53               $203              65.7%
         Northeast (1)                       44                  9                 53              17.2
         Other regions                       42                 11                 53              17.1
                                           ----                ---               ----             -----
              Total                        $236                $73               $309             100.0%
                                           ====                ===               ====             =====

------------------
(1) Includes Connecticut, Massachusetts, Maine, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.
(2) Net of purchase accounting adjustments and specific allowances for losses.

     At June 30, 1997, the Company's largest non-performing asset was approximately $5.7 million, and it had eight non-performing assets over $2 million in size with balances averaging approximately $3.4 million. The Company has 2,333 non-performing assets below $2 million in size, including 2,204 non-performing 1-4 unit residential assets.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the six months ended June 30, 1997:

                                                                      5+ Unit
                                                                    Residential
                                                 1-4 Unit         and Commercial        Consumer
                                                Residential         Real Estate         and Other       Total
                                                -----------         -----------         ---------       -----
                                                               (dollars in millions)

     Balance - December 31, 1996                    $123                $115             $  9           $247
         Purchases/acquisitions                       55                  79               10            144
         Provision for loan losses                    30                   6                4             40
         Charge-offs                                 (21)                 (5)              (6)           (32)
         Recoveries                                    1                  --                1              2
                                                    ----                ----              ---           ----
     Balance - June 30, 1997                        $188                $195              $18           $401
                                                    ====                ====              ===           ====

     Ratio of allowance for loan losses
           to non-performing loans:
              December 31, 1996                     83.9%                503.2%           280.9%         143.2%
                                                    ====                 =====            =====          =====
              June 30, 1997                         95.8%                494.1%           397.9%         166.8%
                                                    ====                 =====            =====          =====


MORTGAGE BANKING OPERATIONS

     The Company, through FNMC, has significantly expanded its mortgage banking operations. Effective May 31, 1997, FNMC consummated the Weyerhaeuser Purchase involving the acquisition of a residential mortgage loan servicing portfolio of approximately $3.2 billion and 42,000 loans for a purchase price of $37.1 million. With the consummation of the Weyerhaeuser Purchase, the acquisition of additional single-family loan servicing portfolios in the Cal Fed Acquisition and the originated servicing, the single-family residential loans serviced for others totalled $47.4 billion at June 30, 1997, an increase of $4.3 billion and $2.5 billion from December 31, 1996 and June 30, 1996, respectively. During the six months ended June 30, 1997, the Company, through FNMC, originated and sold (generally with servicing retained) single-family residential loans totalling approximately $3.0 billion. Gross revenues from mortgage loan servicing activities for the six months of 1997 totalled $122.4 million, an increase of $21.0 million from the six months ended June 30, 1996.

     Changes in long-term interest rates generally cause an acceleration or deceleration of mortgage loan prepayments and, consequently, in amortization of mortgage servicing rights, resulting in a change in the market value of mortgage servicing rights and in the Company's servicing fee income. In order to reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company initiated a program to hedge the change in value of its servicing rights based on changes in interest rates ("MSR Hedge"). At June 30, 1997, the Company, through FNMC, was a party to several interest rate floor contracts maturing from October 2001 through June 2002. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below negotiated strike prices. At June 30, 1997, the notional amount of the interest rate floors was $970 million and the strike prices were between 5.0% and 6.5%. In addition, the Company, through FNMC, entered into principal-only swap agreements related to principal-only securities with a market value of $95.4 million. The estimated market values of interest rate floor contracts and swaps designated as hedges against mortgage servicing rights at June 30, 1997 were $7.4 million and $(.9) million, respectively.

     The premium paid by the Company on the interest rate floor contracts is amortized against the carrying value of mortgage servicing rights ("MSRs") based on the option decay rate. Amounts received or paid under the principal-only swap agreements are included in the carrying value of mortgage servicing rights. Gains and losses on early termination of these hedges would be included in the carrying amount of the related MSRs and amortized over the remaining terms of the assets. Two requirements must be met in order to use these hedge accounting methods: (i) MSRs must expose the Company to interest rate risk, and (ii) at the inception of the hedge and throughout the hedge period, high correlation of changes in the market value of the interest floor contracts and the principal-only swaps and the fair value of the MSRs shall be probable so that the results of the interest floor contracts and the principal-only swaps will substantially offset the effects of interest rate changes on the MSRs. If these requirements are not met, the interest floor contracts and the principal-only swaps would be considered speculative and marked to market with changes in market value reflected in current earnings.

     The following is a summary of activity in MSRs and the MSR Hedge for the six months ended June 30, 1997 (in thousands):


                                                                                              Total MSR
                                                              MSRs            MSR Hedge        Balance
                                                              ----            ---------       ---------
     Balance at December 31, 1996                            $420,187          $3,505           $423,692
         Additions - Cal Fed Acquisition                       45,101              --             45,101
         Additions - Weyerhaeuser Purchase                     45,497              --             45,497
         Originated servicing                                  63,174              --             63,174
         Additions - other                                     11,607              --             11,607
         Premium on interest rate floor contracts, net             --           6,767              6,767
         Net amount paid under principal-only swap
              agreements                                        2,252              --              2,252
         Amortization                                         (49,584)         (1,486)           (51,070)
         Impairment                                                --              --                 --
                                                             --------          ------           --------
     Balance at June 30, 1997                                $538,234          $8,786           $547,020
                                                             ========          ======           ========

     Capitalized mortgage servicing rights are amortized over the period of estimated future net servicing income. SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At June 30, 1997 and December 31, 1996, no allowance for impairment of the mortgage servicing rights was necessary.

CAPITAL RESOURCES

     OTS capital regulations require savings banks to satisfy three minimum capital requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an institution's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. An institution's ratio of core capital to adjusted total assets (the "core capital ratio") must be at least 3%. Core capital generally is the sum of tangible capital plus certain qualifying intangibles. Under the risk-based capital requirement, a savings bank must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which equals assets plus the credit risk equivalent of certain off-balance sheet items, each multiplied by the appropriate risk weight). Supplementary capital, which may not exceed 100% of core capital for purposes of the riskbased requirements, includes, among other things, certain permanent capital instruments such as qualifying cumulative perpetual preferred stock, as well as some forms of term capital instruments, such as qualifying subordinated debt. The capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their particular circumstances. The Bank is not subject to any such individual minimum regulatory capital requirement. These capital requirements are applicable to the Bank but not to FN Holdings.

     At June 30, 1997, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.63%, 5.63% and 11.72%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of June 30, 1997:

                                                                    Tangible            Core          Risk-based
                                                                     Capital           Capital          Capital
                                                                    --------           -------        ----------
                                                                                (dollars in millions)
     Stockholders' equity of the Bank at June 30, 1997               $2,278            $2,278           $2,278
     Minority interest - REIT Preferred Stock                           500               500              500
     Unrealized holding gain on securities
         available for sale, net                                        (53)              (53)             (53)
     Non-qualifying loan-servicing rights                               (55)              (55)             (55)
     Non-allowable capital:
         REIT Preferred Stock in excess of 25%
              of Tier 1 capital                                         (80)              (80)             (80)
         Intangible assets                                             (698)             (698)            (698)
         Goodwill Litigation Asset                                     (100)             (100)            (100)
         Investment in subsidiaries                                     (50)              (50)             (50)
         Excess deferred tax asset                                      (60)              (60)             (60)
     Supplemental capital:
         Qualifying subordinated debt debentures                         --                --              102
         General loan loss reserves                                      --                --              212
     Assets required to be deducted:
         Equity investments required to be deducted                      --                --              (27)
         Land loans with more than
              80% LTV ratio                                              --                --               (1)
                                                                     ------            ------           ------
     Regulatory capital of the Bank                                   1,682             1,682            1,968
     Minimum regulatory capital requirement                             448               897            1,344
     Fully capitalized items                                             --                --                2
                                                                     ------            ------           ------
     Excess above minimum capital requirement                        $1,234            $  785           $  622
                                                                     ======            ======           ======

     Regulatory capital of the Bank                                    5.63%            5.63%            11.72%
     Minimum regulatory capital requirement                            1.50             3.00              8.00
                                                                       ----             ----            ------
     Excess above minimum capital requirement                          4.13%            2.63%             3.72%
                                                                       ====             ====            ======

     The amount of adjusted total assets used for the tangible and core capital ratios is $29.9 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $16.8 billion.

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

     To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At June 30, 1997, the Bank's capital levels were sufficient for it to be considered "well capitalized":


                                                                 Core                     Risk-based
                                                                                  -------------------------
                                                                Capital           Tier 1       Total Capital
                                                                -------           ------       -------------
     Regulatory capital of the Bank                              5.63%            10.02%           11.72%
     Well capitalized ratio                                      5.00              6.00            10.00
                                                                 ----             -----            -----
     Excess above well capitalized ratio                          .63%             4.02%            1.72%
                                                                 ====             =====            =====

     OTS capital regulations allow a savings bank to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings bank's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At June 30, 1997, $60 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from regulatory capital at June 30, 1997.

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

     On October 30, 1996, Cal Fed filed a motion for partial summary judgment as to the Federal government's liability to Cal Fed for breach of contract, which has been opposed by the Federal government. In addition, the government filed a cross-motion for partial summary judgment as to certain liability issues on December 30, 1996. A hearing on the motions for partial summary judgment on liability was held on August 7, 1997, at which time the judge took the motions under advisement for a later ruling. Although the decision of the Supreme Court has been rendered, a court may still determine that Cal Fed's claims involve sufficiently different facts and/or legal issues as to render the Winstar Cases inapplicable to the Cal Fed Litigation and thereby compel a different conclusion from that of the Winstar Cases. The trial of the Bank's case is currently expected to begin in late 1998.

     In connection with the Cal Fed Acquisition, the Company recorded as an asset the estimated after-tax cash recovery from the Cal Fed Litigation that will inure to the Company, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests (the "Goodwill Litigation Asset"). The Goodwill Litigation Asset was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997, and is included in the unaudited consolidated statement of financial condition as of June 30, 1997.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        3.1 Fifth Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333- 21015).)

        3.2 By-laws of the Registrant, as amended. (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-21015).)

       27.1       Financial Data Schedule

     (b) Reports on Form 8-K:

         During the quarter ended June 30, 1997, the Company made one filing on Form 8-K:

         1. Filing dated April 8, 1997, reporting on Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits." This filing included the following exhibit and financial statements:

                  Consent of Independent Auditors

                  Audited Consolidated Financial Statements of Cal Fed Bancorp Inc. and its Subsidiaries for the year ended December 31, 1996.

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




August 13, 1997