Form 10-Q
period 1998-03-31
FIRST NATIONWIDE HOLDINGS INC
filed 1998-05-14
CIK 928358

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 1998
                               ------------------------------------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           N/A          to          N/A
                               ----------------------    ----------------------

Commission File Number:                       33-82654
                        -------------------------------------------------------

                         First Nationwide Holdings Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                            13-3778552
-------------------------------------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

135 Main Street, San Francisco, CA                                     94105
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

     The number of shares outstanding of registrant's classes of $1.00 par value common stock, as of the close of business on May 8, 1998: 800 shares of class A common stock; and 200 shares of class B common stock.

                               Page 1 of 32 pages
                           Exhibit index on page: 31

                         FIRST NATIONWIDE HOLDINGS INC.
                     FIRST QUARTER 1998 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I.       FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

              Unaudited Consolidated Balance Sheets
              March 31, 1998 and December 31, 1997.........................  3

              Unaudited Consolidated Statements of Income
              Three Months ended March 31, 1998 and 1997...................  4

              Unaudited Consolidated Statements of Comprehensive Income
              Three Months ended March 31, 1998 and 1997...................  5

              Unaudited Consolidated Statement of Stockholders' Equity
              Three Months ended March 31, 1998............................  6

              Unaudited Consolidated Statements of Cash Flows
              Three Months ended March 31, 1998 and 1997...................  7

              Notes to Unaudited Consolidated Financial Statements.........  9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................ 12


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings............................................ 30

     Item 2.  Changes in Securities........................................ 30

     Item 3.  Defaults Upon Senior Securities.............................. 30

     Item 4.  Submission of Matters to a Vote of Security Holders.......... 30

     Item 5.  Other Information............................................ 31

     Item 6.  Exhibits and Reports on Form 8-K............................. 31

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)
                 (dollars in thousands, except per share data)

                                                                                     March 31,       December 31,
                                                                                       1998             1997
                                                                                     ---------       ------------
                      Assets
Cash and amounts due from banks                                                       $   379,831      $   350,214
Interest-bearing deposits in other banks                                                      128           36,164
Short-term investment securities                                                           84,305           25,933
                                                                                      -----------      -----------
     Cash and cash equivalents                                                            464,264          412,311

Securities available for sale, at fair value                                              988,235          813,085
Securities held to maturity                                                                58,424           58,299
Mortgage-backed securities available for sale, at fair value                            5,695,135        5,076,598
Mortgage-backed securities held to maturity                                             1,250,639        1,337,877
Loans held for sale, net                                                                1,887,856        1,483,466
Loans receivable, net                                                                  18,977,777       19,424,410
Investment in Federal Home Loan Bank ("FHLB") System                                      485,793          468,191
Office premises and equipment, net                                                        161,047          159,349
Foreclosed real estate, net                                                                75,674           76,997
Accrued interest receivable                                                               196,637          188,203
Intangible assets (net of accumulated amortization of
     $71,383 in 1998 and $60,294 in 1997)                                                 669,831          675,927
Mortgage servicing rights                                                                 625,554          536,703
Other assets                                                                              651,119          635,663
                                                                                      -----------      -----------
         Total assets                                                                 $32,187,985      $31,347,079
                                                                                      ===========      ===========

         Liabilities, Minority Interest and Stockholders' Equity

Deposits                                                                              $16,403,429      $16,202,605
Securities sold under agreements to repurchase                                          1,965,818        1,842,442
Borrowings                                                                             11,257,067       10,769,594
Other liabilities                                                                         699,027          702,475
                                                                                      -----------      -----------
         Total liabilities                                                             30,325,341       29,517,116
                                                                                      -----------      -----------

Commitments and contingencies                                                                  --               --

Minority interest                                                                         986,810          986,456

Stockholders' equity:
     Floating rate cumulative perpetual preferred stock, $1.00 par value, liquidation value of $15,000 per share, 24,000 shares authorized, 0 shares and 1,712 shares issued and outstanding
         at March 31, 1998 and December 31, 1997, respectively                                 --           25,680
     Class A common stock, $1.00 par value, 800 shares
         authorized, issued and outstanding                                                     1                1
     Class B common stock, $1.00 par value, 200 shares
         authorized, issued and outstanding                                                    --               --
     Additional paid-in capital                                                            32,677           31,890
     Net unrealized holding gain on securities available for sale                          31,159           35,162
     Retained earnings (substantially restricted)                                         811,997          750,774
                                                                                      -----------      -----------
         Total stockholders' equity                                                       875,834          843,507
                                                                                      -----------      -----------
         Total liabilities, minority interest and stockholders' equity                $32,187,985      $31,347,079
                                                                                      ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

               FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (UNAUDITED)
                              (IN THOUSANDS)

                                                                                          1998              1997
                                                                                          ----              ----
Interest income:
     Loans receivable                                                                    $384,720           $390,643
     Mortgage-backed securities available for sale                                         81,502             61,005
     Mortgage-backed securities held to maturity                                           24,857             29,940
     Loans held for sale                                                                   27,336             17,253
     Securities available for sale                                                         13,723             10,971
     Securities held to maturity                                                              874                 71
     Interest-bearing deposits in other banks                                                 410              2,868
                                                                                        ---------          ---------
         Total interest income                                                            533,422            512,751
                                                                                        ---------          ---------

Interest expense:
     Deposits                                                                             178,175            187,020
     Securities sold under agreements to repurchase                                        26,528             34,383
     Borrowings                                                                           163,760            123,588
                                                                                        ---------          ---------
         Total interest expense                                                           368,463            344,991
                                                                                        ---------          ---------
         Net interest income                                                              164,959            167,760
Provision for loan losses                                                                  10,000             19,950
                                                                                        ---------          ---------
     Net interest income after provision for loan losses                                  154,959            147,810
                                                                                        ---------          ---------

Noninterest income:
     Loan servicing fees, net                                                              36,962             39,714
     Customer banking fees and service charges                                             25,346             22,519
     Gain on sale of loans, net                                                            14,505              2,869
     (Loss) gain on sale of assets, net                                                     (379)                 22
     Dividends on FHLB stock                                                                7,007              5,962
     Other income                                                                           6,337              7,753
                                                                                        ---------          ---------
         Total noninterest income                                                          89,778             78,839
                                                                                        ---------          ---------

Noninterest expense:
     Compensation and employee benefits                                                    62,981             64,480
     Occupancy and equipment                                                               21,483             20,682
     Savings Association Insurance Fund ("SAIF") deposit insurance premium                  2,573              2,653
     Loan expense                                                                           9,595              7,824
     Marketing                                                                              3,505              4,068
     Professional fees                                                                      8,710              9,103
     Data processing                                                                        2,840              2,935
     Foreclosed real estate operations, net                                               (1,720)              1,005
     Amortization of intangible assets                                                     11,089             12,106
     Other                                                                                 23,696             28,430
                                                                                        ---------          ---------
         Total noninterest expense                                                        144,752            153,286
                                                                                        ---------          ---------

Income before income taxes and minority interest                                           99,985             73,363
Income tax expense                                                                         15,232             11,654
                                                                                        ---------          ---------
     Income before minority interest                                                       84,753             61,709
Minority interest                                                                          22,952             19,849
                                                                                        ---------          ---------
     Net income                                                                            61,801             41,860
Preferred stock dividends                                                                     578              4,523
                                                                                        ---------          ---------
     Net income available to common stockholders                                        $  61,223          $  37,337
                                                                                        =========          =========


See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)


                                                                    1998            1997
                                                                    ----            ----
Net income                                                         $61,801        $41,860

Other comprehensive income, net of tax:
     Unrealized holding (loss) gain on securities
         available for sale:
         Unrealized holding (loss) gain arising during              (3,855)        25,608
              the period
         Less: reclassification adjustment for gains
              included in net loss                                    (148)             --
                                                                   -------        -------
     Other comprehensive (loss) income                              (4,003)        25,608
                                                                   -------        -------
Comprehensive income                                               $57,798        $67,468
                                                                   =======        =======



See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1998
                                  (Unaudited)
                                 (in thousands)


                                                                             Net unrealized
                                                               Additional   holding gains on                    Total
                                     Preferred    Common        paid-in        securities        Retained    stockholders'
                                       stock       stock        capital    available for sale    earnings       equity
                                     ---------    ------       ----------  ------------------    --------    -------------
Balance at December 31, 1997         $  25,680       $1          $31,890        $35,162           $750,774       $843,507
Net income                                  --       --               --             --             61,801         61,801
Redemption of FN Holdings
Preferred Stock                        (25,787)      --              787             --                 --        (25,000)
Change in net unrealized holding
gains on securities available for
sale                                        --       --               --         (4,003)                --         (4,003)
Stock dividends                            107       --               --             --               (107)            --
Cash dividends on preferred stock           --       --               --             --               (471)          (471)
                                     ---------      ---          -------        -------           ---------      --------
Balance at March 31, 1998            $      --       $1          $32,677        $31,159           $811,997       $875,834
                                     =========      ===          =======        =======           =========      ========

See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)


                                                                                  1998             1997
                                                                                  ----             ----
Cash flows from operating activities:
Net income                                                                        $ 61,801        $ 41,860
Adjustments to reconcile net income to net cash used in
     operating activities:
   Amortization of intangible assets                                                11,089          12,106
   Accretion of purchase accounting premiums and discounts, net                     (2,239)         (4,847)
   Amortization of mortgage servicing rights                                        27,218          24,285
   Provision for loan losses                                                        10,000          19,950
   Loss (gain) on sales of assets, net                                                 379             (22)
   Loss on sale of branches                                                             86              --
   Gain on sales of foreclosed real estate, net                                     (3,812)         (3,066)
   Loss on sale of loans, net                                                       24,473          23,024
   Depreciation and amortization of office premises and equipment                    5,469           3,638
   Amortization of deferred debt issuance costs                                      1,662             880
   FHLB stock dividends                                                             (7,007)         (5,962)
   Capitalization of originated mortgage servicing rights
      and excess servicing fees receivable                                         (38,978)        (25,893)
   Purchases and originations of loans held for sale                            (2,267,462)     (1,502,274)
   Proceeds from the sale of loans held for sale                                 1,835,401       1,201,502
   (Increase) decrease in other assets                                              (9,833)         80,172
   Increase in accrued interest receivable                                          (7,852)         (4,854)
   Increase (decrease) in other liabilities                                         21,777         (13,377)
   Minority interest                                                                22,952          19,849
                                                                               -----------     -----------
      Net cash used in operating activities                                       (314,876)       (133,029)
                                                                               -----------     -----------



See accompanying notes to unaudited consolidated financial statements.

                                                                    (Continued)

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)

                                                                                   1998              1997
                                                                                   ----              ----
Cash flows from investing activities:
     Acquisitions:
         Cal Fed Acquisition                                                  $            --      $    (161,196)
         GSAC Acquisition                                                            (123,718)                --
     Purchases of securities available for sale                                      (481,588)          (394,709)
     Proceeds from maturities of securities available for sale                        312,262            105,810
     Purchases of securities held to maturity                                            (407)                --
     Proceeds from maturities of securities held to maturity                              282              3,800
     Purchases of mortgage-backed securities available for sale                    (1,052,098)          (686,510)
     Principal payments on mortgage-backed securities available for sale              422,098            147,843
     Proceeds from sales of mortgage-backed securities available for sale               3,195              7,589
     Principal payments on mortgage-backed securities held to maturity                 87,101             69,400
     Proceeds from sales of loans                                                         346              2,000
     Net decrease in loans receivable                                                 521,816            460,166
     Purchases of FHLB stock, net                                                     (17,602)                --
     Purchases of office premises and equipment                                        (9,615)           (12,815)
     Proceeds from disposal of office premises and equipment                            2,501              5,282
     Proceeds from sales of foreclosed real estate                                     33,904             34,181
     Purchases of mortgage servicing rights                                           (77,091)           (11,697)
                                                                                   ----------        -----------
         Net cash flows used in investing activities                                 (378,614)          (430,856)
                                                                                   ----------        -----------

Cash flows from financing activities:
     Net increase (decrease) in deposits                                              201,008           (476,129)
     Proceeds from additional borrowings                                            4,828,742          3,821,502
     Principal payments on borrowings                                              (4,359,104)        (4,605,063)
     Net increase in securities sold under agreements to repurchase                   123,445          1,037,114
     Proceeds from FN Escrow Merger                                                        --            603,313
     Issuance of REIT Preferred Stock, net                                                 --            482,650
     Redemption of FN Holdings/FN Escrow Preferred Stock                                   --            (17,250)
     Redemption of FN Holdings Preferred Stock                                        (25,000)           (31,250)
     Dividends on preferred stock                                                        (471)                --
     Dividends paid to minority stockholders, net of taxes                            (23,177)           (20,959)
     Capital distribution to parent                                                        --               (550)
                                                                                   -----------       -----------
         Net cash flows provided by financing activities                              745,443            793,378
                                                                                   -----------       ------------

Net change in cash and cash equivalents                                                51,953            229,493
Cash and cash equivalents at beginning of period                                      412,311            269,869
                                                                                   -----------       ------------
Cash and cash equivalents at end of period                                         $  464,264        $   499,362
                                                                                   ===========       ============



See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three month period in the prior year have been reclassified to conform with the current period's presentation.

     The accompanying consolidated financial statements include the accounts of First Nationwide Holdings Inc. ("FN Holdings" or the "Company"), California Federal Bank, A Federal Savings Bank and its subsidiaries. On January 3, 1997, First Nationwide Bank, A Federal Savings Bank merged with and into California Federal Bank, A Federal Savings Bank (the "Cal Fed Acquisition"). Unless the context otherwise indicates, (i) "Old California Federal" refers to California Federal Bank, A Federal Savings Bank prior to the consummation of the Cal Fed Acquisition and (ii) "California Federal" or "Bank" refers to California Federal Bank, A Federal Savings Bank, as the surviving entity after the consummation of the Cal Fed Acquisition, and to First Nationwide and its predecessors for periods prior to the Cal Fed Acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. All terms used but not defined elsewhere herein have meanings ascribed to them in the Company's Annual Report on Form 10-K.

     Minority interest represents amounts attributable to the preferred stock of the Bank, the preferred stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, whose common stock is wholly owned by the Bank, and that portion of stockholders' equity of Auto One Acceptance Corporation, a subsidiary of the Bank ("Auto One"), attributable to 20% of its common stock.

     Earnings per share data is not presented due to the limited ownership of the Company. FN Holdings is a holding company whose only significant asset is all of the common stock of the Bank, and therefore all activities for the consolidated entity are carried out by the Bank and its operating subsidiaries.

(2)  Acquisitions

     On February 4, 1998, Auto One acquired 100% of the partnership interests in Gulf States Acceptance Company, a Delaware limited partnership ("GSAC") and its general partner, Gulf States Financial Services, Inc., a Texas corporation; GSAC was liquidated and its assets and liabilities were transferred to Auto One (the "GSAC Acquisition"). The aggregate consideration paid in connection with the GSAC Acquisition was approximately $13.6 million plus a 20% interest in the common stock of Auto One.

     On February 4, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings"), parent company of FN Holdings and the Bank, and Hunter's Glen/Ford Ltd. ("Hunter's Glen"), a 20% minority shareholder of FN Holdings, entered into a definitive merger agreement ("Golden State Merger Agreement") with Golden State Bancorp Inc. ("Golden State"), the publicly traded parent company of Glendale Federal Bank, Federal Savings Bank ("Glendale Federal"), pursuant to which Parent Holdings, Hunter's Glen and Golden State agreed to a tax-free exchange of shares in a merger transaction (the "Golden State Merger"), to be accounted for under the purchase method of accounting. In connection with the execution of the Golden State Merger Agreement, Golden State, Glendale Federal, the Bank, Stephen J. Trafton, Chairman of the Board, President and Chief Executive Officer of Golden State and Richard A. Fink, Vice Chairman of Golden State, entered into a Litigation Management Agreement ("Litigation Management Agreement") pursuant to which, among other things, Messrs. Trafton and Fink will oversee and manage the California Federal Litigation (hereinafter defined) and continue to oversee and manage similar litigation being prosecuted by Glendale Federal, following the consummation of the Golden State Merger. Following the Golden State Merger, the combined parent company, Golden State, will have 135 to 145 million common shares outstanding and will continue to be a publicly traded company. As part of the Golden State Merger Agreement, Glendale Federal will be merged with and into the Bank. At December 31, 1997, Glendale Federal had total assets of approximately $16.0 billion and deposits of $9.5

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

billion and operated 181 branches and 26 loan offices in California. The Golden State Merger is subject to regulatory and stockholder approval and is expected to close during the third quarter of 1998.

     On March 29, 1998, the Company signed a definitive agreement to sell its Florida bank franchise (consisting of 24 branches with deposits of $1.5 billion) to Union Planters Bank of Florida, a wholly owned subsidiary of Union Planters Corp. (the "Florida Branch Sale"). The Company expects to record a pre-tax gain of approximately $110 million in connection with the Florida Branch Sale, representing a deposit premium of approximately 7.5%. This transaction is subject to regulatory approval and is expected to close in the third quarter of 1998.

(3)  Cash, Cash Equivalents, and Statement of Cash Flows

     The Company uses the indirect method to present cash flows from operating activities. Cash paid for interest for the three months ended March 31, 1998 and 1997 was $341.2 million and $318.9 million, respectively.

     During the three months ended March 31, 1998, noncash activity consisted of transfers of $33.9 million from loans receivable to foreclosed real estate, $4.4 million of loans made to facilitate sales of real estate owned and transfers of $3.2 million from loans held for sale (at lower of cost or market) to mortgage-backed securities classified as trading securities upon the securitization of certain of the Bank's single-family loans. Noncash activity also includes the retirement of preferred stock of $.8 million and the issuance of additional preferred stock through preferred stock dividends of $.1 million.

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

(4)  Minority Interest

     In connection with the GSAC Acquisition, Auto One issued 250 shares of common stock, par value $1.00 per share, representing a 20% interest in Auto One.

(5)  Stockholders' Equity

     Cash dividends on the FN Holdings Preferred Stock totalled $.5 million and $3.8 million during the three months ended March 31, 1998 and 1997, respectively. There were no dividends or distributions on common stock during the three months ended March 31, 1998 or 1997.

(6)  Newly Issued Accounting Pronouncements

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

        CALIFORNIA FEDERAL BANK, A FEDERAL SAVINGS BANK AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), an amendment of FASB Statements No. 87, 88 and 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods provided for comparative purposes, if available. It is not expected that the Company will experience any material revision in its disclosures when SFAS No. 132 is adopted.

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

OVERVIEW

     The principal business of FN Holdings, through California Federal, consists of (i) operating retail deposit branches to serve consumers in California and, to a lesser extent, in Florida and Nevada, (ii) originating and/or purchasing, on a nationwide basis, 1-4 unit residential loans and, to a lesser extent, certain commercial real estate and consumer loans, for investment and (iii) mortgage banking activities, including originating and servicing 1-4 unit residential loans for others. Revenues are derived primarily from interest earned on loans, interest received on government and agency securities and mortgage-backed securities, gains on sales of loans and other investments and fees received in connection with loan servicing, securities brokerage and other customer service transactions. Expenses primarily consist of interest on customer deposit accounts, interest on short-term and long-term borrowings, provisions for losses, general and administrative expenses consisting of compensation and benefits, advertising and marketing, premises and equipment, loan expenses, deposit insurance assessments, data processing and other general and administrative expenses.

     Acquisitions and Sales

     On February 4, 1998, Auto One consummated the GSAC Acquisition for a purchase price of $22.5 million plus a 20% interest in the common stock of Auto One.

     Net Income

     FN Holdings reported net income for the three months ended March 31, 1998 of $61.8 million compared with net income of $41.9 million for the corresponding period in 1997.

     Net interest income was $165.0 million for the three months ended March 31, 1998, compared to $167.8 million in the same period in 1997. The decrease in 1998 over 1997 is primarily due to a reduction in the net interest margin resulting from prepayments of higher rate interest-earning assets being replaced with interest-earning assets having comparatively lower rates, primarily reflecting the flattening of the yield curve which occurred in 1997 and management's steps to limit interest rate risk.

     Year 2000

     During the year ended December 31, 1997, the Company finalized its plan to address issues related to required changes in computer systems for the year 2000 ("Year 2000"). Issues arise because computer systems and related software have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, computer systems would interpret "1/1/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

     The Company has formed an internal task force to determine what changes are needed in its custom software and what changes are required to be made in software purchased from third party vendors as well as what steps will be necessary to ensure continued operations of the Company's equipment.

     It is expected that, by December 31, 1998, all issues related to Year 2000 will be addressed, either by programming changes to the Company's custom software, by programming changes implemented by third party vendors to purchased systems, or through the upgrading or purchase of Year 2000-compliant hardware and equipment. Extensive testing is expected to occur during 1999. Year 2000 is the highest priority project within the Information and Technology Services unit of the Company. Management believes there is no material risk that the Company will fail to address Year 2000 issues in a timely manner. It is currently expected that costs related to Year 2000, not including Year 2000 costs associated with the Golden State Merger, will total approximately $14 million over the years 1997 to 1999, of which $1.9 million and $3.3 million have been incurred during the three months ended March 31, 1998 and since the inception of the Year 2000 project, respectively.

     Financial Condition

     During the three months ended March 31, 1998, consolidated total assets increased $.8 billion, to $32.2 billion, from December 31, 1997, and total liabilities increased from $29.5 billion to $30.3 billion.

     During the three months ended March 31, 1998, minority interest increased by $.4 million. This increase is the result of the issuance of Auto One common stock as part of the GSAC Acquisition.

     The Company's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments and specific allowances for loan losses, foreclosed real estate, net, and repossessed assets, decreased to $261 million at March 31, 1998 compared with $272 million at December 31, 1997. Total non-performing assets as a percentage of the Bank's total assets decreased to
 .81% at March 31, 1998 from .87% at December 31, 1997.

RESULTS OF OPERATIONS

     Three Months ended March 31, 1998 versus Three Months ended March 31, 1997

     The following table sets forth, for the periods and at the dates indicated, information regarding the Company's consolidated average balance sheets, together with the total dollar amounts of interest income and interest expense and the weighted average interest rates for the periods presented. Average balances are calculated on a daily basis. The information presented represents the historical activity of the Company.

                                                                           Three months ended
                                                                             March 31, 1998
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)            $ 955              $ 15           6.29%
     Mortgage-backed securities available for sale                    5,087                81           6.41
     Mortgage-backed securities held to maturity                      1,292                25           7.69
     Loans held for sale, net                                         1,485                27           7.36
     Loans receivable, net                                           19,744               385           7.79
                                                                   --------             -----           ----
         Total interest-earning assets                               28,563               533           7.47%
                                                                                        -----           ----
Noninterest-earning assets                                            2,932
                                                                   --------
         Total assets                                               $31,495
                                                                   ========

LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                       $16,133               178           4.48%
     Securities sold under agreements to repurchase                   1,864                27           5.69
     Borrowings (3)                                                  10,659               163           6.23
                                                                   --------             -----           ----
         Total interest-bearing liabilities                          28,656               368           5.21%
                                                                                        -----           ----
Noninterest-bearing liabilities                                         995
Minority interest                                                       984
Stockholders' equity                                                    860
                                                                   --------
         Total liabilities, minority interest and
               stockholders' equity                                 $31,495
                                                                   ========
Net interest income                                                                      $165
                                                                                        =====
Interest rate spread                                                                                    2.26%
                                                                                                        ====
Net interest margin                                                                                     2.24%
                                                                                                        ====
Average equity to average assets                                                                        2.73%
                                                                                                        ====

                                                                           Three months ended
                                                                             March 31, 1997
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)       $     950          $   14           5.86%
     Mortgage-backed securities available for sale                   3,552              61           6.87
     Mortgage-backed securities held to maturity                     1,577              30           7.59
     Loans held for sale, net                                          995              17           6.93
     Loans receivable, net                                          20,050             391           7.79
                                                                 ---------           -----           ----
         Total interest-earning assets                              27,124             513           7.56%
                                                                                     -----           ----
Noninterest-earning assets                                           3,095
                                                                 ---------
         Total assets                                              $30,219
                                                                 =========

LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                     $ 16,845             187           4.50%
     Securities sold under agreements to repurchase                  2,457              34           5.60
     Borrowings (3)                                                  7,796             124           6.43
                                                                 ---------           -----           ----
         Total interest-bearing liabilities                         27,098             345           5.16%
                                                                                     -----           ----
Noninterest-bearing liabilities                                      1,409
Minority interest                                                      812
Stockholders' equity                                                   900
                                                                 ---------
         Total liabilities, minority interest
             and stockholders' equity                              $30,219
                                                                 =========
Net interest income                                                                   $168
                                                                                     =====
Interest rate spread                                                                                 2.40%
                                                                                                     ====
Net interest margin                                                                                  2.40%
                                                                                                     ====
Average equity to average assets                                                                     2.98%
                                                                                                     ====

------------------

(1) Non-performing assets are included in the average balances for the periods indicated.

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


                                                                    Three months ended March 31, 1998 vs. 1997
                                                                            Increase (Decrease) Due to
                                                                    ------------------------------------------
                                                                     Volume            Rate                Net
                                                                     ------            ----                ---
INTEREST INCOME:                                                                  (in millions)


     Securities and interest-bearing deposits in banks               $   --              $  1              $  1
     Mortgage-backed securities available for sale                       24                (4)               20
     Mortgage-backed securities held to maturity                         (5)               --                (5)
     Loans held for sale                                                  9                 1                10
     Loans receivable, net                                               (6)               --                (6)
                                                                     -------             -----             -----
         Total                                                           22                (2)               20
                                                                     -------             -----             -----

INTEREST EXPENSE:

     Deposits                                                            (8)               (1)               (9)
     Securities sold under agreements to repurchase                      (9)                1                (8)
     Borrowings                                                          44                (4)               40
                                                                     -------             -----             -----
         Total                                                           27                (4)               23
                                                                     -------             -----             -----
              Change in net interest income                          $   (5)             $  2              $ (3)
                                                                     =======             =====             =====

     The volume variances in total interest income and total interest expense for the three months ended March 31, 1998 compared to the corresponding period in 1997 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances. The positive total rate variance of $2 million is primarily attributed to the increase in FHLB advances, partially offset by the comparatively lower market rates on mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets as a result of the flattening of the yield curve.

     Interest Income. Total interest income was $533.4 million for the three months ended March 31, 1998, an increase of $20.7 million from the three months ended March 31, 1997. Total interest-earning assets for the three months ended March 31, 1998 averaged $28.6 billion, compared to $27.1 billion for the corresponding period in 1997. The yield on total interest-earning assets during the three months ended March 31, 1998 decreased to 7.47% from 7.56% for the three months ended March 31, 1997, primarily due to the lower market rates on new mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

     FN Holdings earned $27.3 million of interest income on loans held for sale for the three months ended March 31, 1998, an increase of $10.1 million from the three months ended March 31, 1997. The average balance of loans held for sale was $1.5 billion for the three months ended March 31, 1998, an increase of $490 million from the comparable period in 1997, due to increased originations. The weighted average yield on loans held for sale increased to 7.36% for the three months ended March 31, 1998 from 6.93% for the three months ended March 31, 1997, primarily due to a higher percentage of comparatively higher fixed-rate portfolio in 1998 compared to 1997.

     Interest income on mortgage-backed securities available for sale was $81.5 million for the three months ended March 31, 1998, an increase of $20.5 million from the three months ended March 31, 1997. The average portfolio balances increased $1.5 billion, to $5.1 billion, during the three months ended March 31, 1998 compared to the same period in 1997. The weighted average yield on these assets decreased from 6.87% for the three months ended March 31, 1997 to 6.41% for the three months ended March 31, 1998. The increase in the volume and decrease in the weighted average yield is primarily due to the purchases of $1.0 billion in other mortgage-backed securities during the three months ended March 31, 1998 and $2.0 billion during the last nine months of 1997 at comparatively lower market rates.

     There were no material variances between the three months ended March 31, 1998 and the three months ended March 31, 1997 with respect to interest income from loans receivable, mortgage-backed securities held to maturity, and securities and interest-bearing deposits in banks.

     Interest Expense. Total interest expense was $368.5 million for the three months ended March 31, 1998, an increase of $23.5 million from the three months ended March 31, 1997. The increase is primarily the result of increased borrowings on FHLB advances, partially offset by a decline in the average balance of deposits resulting from net deposit run-off.

     Interest expense on customer deposits, including Brokered Deposits, was $178.2 million for the three months ended March 31, 1998, a decrease of $8.8 million from the three months ended March 31, 1997. The average balance of customer deposits outstanding decreased from $16.8 billion to $16.1 billion for the three months ended March 31, 1997 and 1998, respectively. The decrease in the average balance is primarily due to net deposit run-off, anticipated following the Cal Fed Acquisition. The overall weighted average cost of deposits was 4.48% for the three months ended March 31, 1998 and 4.50% for the three months ended March 31, 1997.

     Interest expense on securities sold under agreements to repurchase totalled $26.5 million for the three months ended March 31, 1998, a decrease of $7.9 million from the three months ended March 31, 1997. The average balance of such borrowings for the three months ended March 31, 1998 and 1997 was $1.9 billion and $2.5 billion, respectively. The decrease in the average balance is primarily attributed to maturities and payoffs refinanced with FHLB advances at more favorable rates. The weighted average interest rate on these instruments increased to 5.69% during the three months ended March 31, 1998 from 5.60% for the three months ended March 31, 1997, primarily due to an increase in rates on new borrowings compared to such borrowings during 1997.

     Interest expense on borrowings totalled $163.8 million for the three months ended March 31, 1998, an increase of $40.2 million from the three months ended March 31, 1997. The increase is primarily attributed to the increase in FHLB advances used to fund the purchases of mortgage-backed securities and replace reverse repurchase agreements which matured. The average balance outstanding for the three months ended March 31, 1998 and 1997 was $10.7 billion and $7.8 billion, respectively. The weighted average interest rate on these instruments decreased to 6.23% during the three months ended March 31, 1998 from 6.43% for the three months ended March 31, 1997, primarily due to the shorter average maturity of the portfolio at March 31, 1998 compared to March 31, 1997.

     Net Interest Income. Net interest income was $165.0 million for the three months ended March 31, 1998, a decrease of $2.8 million from the three months ended March 31, 1997. The interest rate spread decreased to 2.26% for the three months ended March 31, 1998 from 2.40% for the three months ended March 31, 1997.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gains on sales of loans and dividends on FHLB stock, was $89.8 million for the three months ended March 31, 1998, an increase of $10.9 million from the three months ended March 31, 1997. Income for the three months ended March 31, 1998 reflects an $11.6 million increase in gain on sales of loans attributed to an increase in early payoffs of commercial loans with unamortized discounts and an increase in gains from the sales of 1-4 unit residential loans.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $37.0 million for the three months ended March 31, 1998, compared to $39.7 million for the three months ended March 31, 1997. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, decreased from $47.5 billion at March 31, 1997 to $46.7 billion at March 31, 1998. During the three months ended March 31, 1998, the Company sold $1.8 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $1.2 billion of such sales for the corresponding period in 1997.

     Gain on sales of loans was $14.5 million for the three months ended March 31, 1998, compared to a gain of $2.9 million for the three months ended March 31, 1997. The increase is primarily attributed to early pay-offs of commercial loans with unamortized discounts.

     Dividends on FHLB stock were $7.0 million for the three months ended March 31, 1998, an increase of $1.0 million from the three months ended March 31, 1997, representing an increase in the amount of such stock owned by the Company, primarily as a result of an increase in borrowings on FHLB advances.

     There were no material variances between the three months ended March 31, 1998 and the comparable period in 1997 with respect to customer banking fees, gain (loss) on sales of assets and other noninterest income.

     Noninterest Expense. Total noninterest expense was $144.8 million for the three months ended March 31, 1998, a decrease of $8.5 million from the three months ended March 31, 1997. The variance between the two periods is primarily attributed to transitional expenses (primarily reflected in compensation expense and other noninterest expense) incurred during the three months ended March 31, 1997 related to the Cal Fed Acquisition.

     Provision for Income Tax. During the three months ended March 31, 1998 and 1997, FN Holdings recorded income tax expense of $15.2 million and $11.7 million, respectively. FN Holdings' effective Federal tax rate was 2% during the three months ended March 31, 1998 and 1997, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the utilization of net operating loss carryforwards for both periods. FN Holdings' effective state tax rate was 13% during the three months ended March 31, 1998 and 1997.

     Minority Interest. Dividends on the REIT Preferred Stock totalling $11.4 million and $7.7 million were declared and paid during the three months ended March 31, 1998 and 1997, respectively. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $1.5 million and $1.0 million for the three months ended March 31, 1998 and 1997, respectively, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Dividends on the preferred stock of the Bank of $13.2 million and $13.1 million were also recorded during the three months ended March 31, 1998 and 1997, respectively. Minority interest for the three months ended March 31, 1998 also includes $.2 million representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $10.0 million and $20.0 million during the three months ended March 31, 1998 and 1997, respectively. The decrease in the provision for loan losses during the three months ended March 31, 1998 compared to the same period in 1997 is the result of management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current and prospective economic conditions. The allowance for loan losses is increased by provisions for loan losses and allowances on acquired loans, while it is decreased by charge-offs (net of recoveries).

     Activity in the allowance for loan losses during the three months ended March 31, 1998 and 1997 is as follows (in thousands):

                                                   1998                1997
                                                   ----                ----
Balance - January 1                              $418,674           $246,556
   Purchase - Cal Fed Acquisition                      --            143,820
   Provision for loan losses                       10,000             19,950
   Charge-offs                                    (11,399)           (10,773)
   Recoveries                                       1,855                866
                                                 --------           --------
Balance - March 31                               $419,130           $400,419
                                                 ========           ========

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

     FN Holdings, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations while maintaining the flexibility required to execute its business strategies. The Company measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to purchase assets or originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At March 31, 1998, approximately 91% of the Company's real estate loan portfolio consisted of ARMs.

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

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates of assets and liabilities), and the impact of interest rate swap agreements as of March 31, 1998. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at March 31, 1998 is as follows:


                                                                       Maturity/Rate Sensitivity
                                                       ----------------------------------------------------------
                                                       Within         1-5        Over 5     Noninterest
                                                       1 Year        Years        Years       Bearing       Total
                                                       ------        -----       ------     -----------     -----
                                                                         (dollars in millions)
INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                         $     84   $       --       $    58   $       --    $     142
Securities available for sale (3)                             988           --            --           --          988
Mortgage-backed securities
     available for sale (3)                                 5,695           --            --           --        5,695
Mortgage-backed securities
     held to maturity (1)(4)                                1,243           --             2           --        1,245
Loans held for sale, net (3)(5)                             1,887           --            --           --        1,887
Loans receivable, net (1)(6)                               16,873        1,723           628           --       19,224
Investment in FHLB                                            486           --            --           --          486
                                                       ----------  -----------      --------  -----------   ----------
     Total interest-earning assets                         27,256        1,723           688           --       29,667
Noninterest-earning assets                                     --           --            --        2,521        2,521
                                                       ----------  -----------      --------  -----------   ----------
                                                          $27,256       $1,723         $ 688       $2,521      $32,188
                                                       ==========  ===========      ========  ===========   ==========

INTEREST-BEARING LIABILITIES:

Deposits (7)                                              $14,442       $1,955        $    6   $       --      $16,403
Securities sold under agreements to
     repurchase (1)                                         1,866          100            --           --        1,966
FHLB advances (1)                                           7,085        2,831             2           --        9,918
Other borrowings (1)                                          276          359           704           --        1,339
                                                       ----------  -----------      --------  -----------   ----------
     Total interest-bearing liabilities                    23,669        5,245           712           --       29,626
Noninterest-bearing liabilities                                --           --            --          699          699
Minority interest                                              --           --            --          987          987
Stockholders' equity                                           --           --            --          876          876
                                                       ----------  -----------      --------  -----------   ----------
                                                          $23,669       $5,245          $712       $2,562      $32,188
                                                       ==========  ===========      ========  ===========   ==========

Gap before interest rate swap agreements                   $3,587     $ (3,522)         $(24)                      $41
Interest rate swap agreements (8)                              --           --            --                        --
                                                       ----------  -----------      --------                ----------
Gap adjusted for interest rate swap agreements             $3,587     $ (3,522)         $(24)                      $41
                                                       ==========  ===========      ========                ==========
Cumulative gap                                             $3,587          $65           $41                       $41
                                                           ======          ===           ===                       ===

Gap as a percentage of total assets                          11.1%       (10.9)%        (0.1)%                     0.1%
                                                             ====        ======         =====                      ===

Cumulative gap as a percentage of total assets               11.1%         0.2%          0.1%                      0.1%
                                                             ====        ======         =====                      ===

-------------

(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of March 31, 1998. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from the Company's prepayment estimates.
(2) Consists of $58 million of securities held to maturity, $.1 million of interest-bearing deposits in other banks and $84 million of short-term investment securities.
(3) As loans held for sale and securities and mortgage-backed securities available for sale may be sold within one year, they are considered to be maturing within one year.
(4)  Excludes underlying non-performing loans of $6 million.
(5)  Excludes non-performing loans of $1 million.
(6) Excludes allowance for loan losses of $419 million and non-performing loans of $173 million.
(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.
(8) Agreements with notional amounts of $400 million maturing in April 1998 have no impact within the time periods presented.

     At March 31, 1998, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $41 million. At December 31, 1997, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $154 million.

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

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. government securities and other specified securities to deposits and borrowings due within one year. Effective November 24, 1997, the OTS established a minimum liquidity requirement for the Bank of 4.00%, a reduction from 5.00%, which had been in effect prior to that date in 1997 and 1996. California Federal has been in compliance with the liquidity regulations during 1998 and 1997.

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

     The Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals, the repayment of borrowings, and the payment of dividends with respect to the REIT Preferred Stock and the Bank Preferred Stock. Certificates of deposit scheduled to mature during the twelve months ending March 31, 1999 aggregate $8.2 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at March 31, 1998, FN Holdings had securities sold under agreements to repurchase, FHLB advances and other borrowings aggregating $8.0 billion maturing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances or other borrowings at prevailing rates.

     FN Holdings' primary source of cash to pay the interest on and principal of its long-term debt is expected to be distributions from the Bank. The annual interest on the Company's long-term debt is $98.4 million. Although FN Holdings expects that distributions from the Bank will be sufficient to pay interest when due and the principal amount of its long-term debt at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to FN Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of FN Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank, including the REIT Preferred Stock and the Bank Preferred Stock, or under applicable federal thrift laws.

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $464.3 million at March 31, 1998, the Company has substantial additional borrowing capacity with the FHLB and other sources.

     As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the three months ended March 31, 1998 were net loan repayments of $521.8 million, proceeds from sales of loans of $1.8 billion, $4.8 billion in additional borrowings, a $123.4 million net increase in securities sold under agreements to repurchase, $734.4 million in proceeds from principal payments and maturities of securities and mortgage-backed securities available for sale and $201.0 million from a net increase in deposits. The primary uses of funds were $4.4 billion in principal payments on borrowings, $1.5 billion in purchases of securities and mortgage-backed securities available for sale, $2.3 billion in originations of loans and $123.7 million in net cash paid for the GSAC Acquisition.

PROBLEM AND POTENTIAL PROBLEM ASSETS

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Any insignificant delay (i.e., 60 days or less) or insignificant shortfall in amount of payments will not cause a loan to be considered impaired. In determining impairment, the Company considers large non-homogeneous loans including non-performing loans, troubled debt restructurings, and performing loans which exhibit, among other characteristics, high LTV ratios, low debt-coverage ratios or other indications that the borrowers are experiencing increased levels of financial difficulty. The Company bases the measurement of collateral-dependent impaired loans on the fair value of the loan's collateral. The amount, if any, by which the recorded investment of the loan exceeds the measure of the impaired loan's value is recognized by recording a valuation allowance.

     At March 31, 1998, the carrying value of loans that are considered to be impaired totalled $102.2 million (of which $26.1 million were on non-performing status). The average recorded investment in impaired loans during the three months ended March 31, 1998 was approximately $103.4 million. For the three months ended March 31, 1998, FN

Holdings recognized interest income on those impaired loans of $2.0 million, which included less than $.1 million of interest income recognized using the cash basis method of income recognition.

     The following table presents the amounts, net of specific allowances for loan losses and purchase accounting adjustments, of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.

                                                   March 31, 1998
                                      -------------------------------------
                                      Non-performing  Impaired  Restructured
                                      --------------  --------  ------------
                                                    (in millions)

Real Estate:
     1-4 unit residential                $148          $   --         $ 2
     5+ unit residential                   12              41           7
     Commercial and other                  13              60          34
     Land                                  --              --          --
     Construction                           1               1          --
                                        -----          ------        ----
         Total real estate                174             102          43
Non-real estate                             6              --          --
                                        -----          ------        ----
         Total loans, net                 180          $  102(b)      $43(c)
                                                       ======        ====
Foreclosed real estate, net                76
Repossessed assets                          5
                                        -----
         Total non-performing assets     $261(a)
                                        =====


                                                December 31, 1997
                                      --------------------------------------
                                      Non-performing  Impaired  Restructured
                                      --------------  --------  ------------
                                                    (in millions)
Real Estate:
     1-4 unit residential                $165          $   --         $ 2
     5+ unit residential                   12              43           7
     Commercial and other                   6              67          26
     Land                                  --              --          --
     Construction                           2              --          --
                                        -----          ------        ----
         Total real estate                185             110          35
Non-real estate                             7              --          --
                                        -----          ------        ----
         Total loans                      192          $  110(b)      $35(c)
                                                       ======        ====
Foreclosed real estate, net                77
Repossessed assets                          3
                                        -----
         Total non-performing assets     $272(a)
                                        =====

------------------
(a) Includes loans securitized with recourse on non-performing status of $5.5 million and $5.2 million at March 31, 1998 and December 31, 1997, respectively, and loans held for sale on non-performing status of $1.1 million and $1.2 million at March 31, 1998 and December 31, 1997.
(b) Includes $26.1 million and $18.6 million of loans on non-performing status at March 31, 1998 and December 31, 1997, respectively. Also includes $21.3 million and $17.5 million of loans classified as troubled debt restructurings at March 31, 1998 and December 31, 1997, respectively.
(c) Includes non-performing loans of $2.1 million at March 31, 1998 and December 31, 1997. At March 31, 1998 and December 31, 1997, $2.1 million and $1.7 million, respectively, of these non-performing troubled debt restructurings were also considered impaired.

     There were no accruing loans contractually past due 90 days or more at March 31, 1998 or December 31, 1997.

     FN Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $261 million at March 31, 1998, from $272 million at December 31, 1997. Non-performing assets as a percentage of the Bank's total assets decreased to .81% at March 31, 1998, from .87% at December 31, 1997.

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

     The following table presents non-performing real estate assets by geographic region of the country as of March 31, 1998:

                                                      Total
                  Non-performing    Foreclosed    Non-performing
                    Real Estate    Real Estate,    Real Estate     Geographic
                   Loans, Net (2)     Net (2)         Assets      Concentration
                   --------------  ------------   --------------  -------------
                                       (dollars in millions)
Region:
    California          $108            $49            $157           62.81%
    Northeast (1)         30             13              43           17.19
    Other regions         36             14              50           20.00
                        ----            ---            ----          ------
         Total          $174            $76            $250          100.00%
                        ====            ===            ====          ======

--------------
(1) Includes Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Delaware.
(2)  Net of purchase accounting adjustments and specific allowances for losses.

     At March 31, 1998, the Company's largest non-performing asset was approximately $5.4 million, and it had three non-performing assets over $2 million in size with balances averaging approximately $4.4 million. The Company has 2,116 non-performing assets below $2 million in size, including 2,017 non-performing 1-4 unit residential assets.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the three months ended March 31, 1998:

                                               5+ Unit
                                             Residential
                                1-4 Unit   and Commercial  Consumer
                              Residential    Real Estate   and Other    Total
                              -----------  --------------  ---------    -----
                                           (dollars in millions)

Balance - December 31, 1997       $202          $198          $ 19       $419
     Provision for loan losses       6             3             1         10
     Charge-offs                    (8)           (1)           (3)       (12)
     Recoveries                      1            --             1          2
                                  ----          ----          ----       ----
Balance - March 31, 1998          $201          $200           $18       $419
                                  ====          ====          ====       ====

     The ratio of allowance for loan losses to non-performing loans at March 31, 1998 and December 31, 1997 was 232.9% and 217.8%, respectively.

MORTGAGE BANKING OPERATIONS

     Since 1994, the Company, through the Bank's wholly owned mortgage bank subsidiary, First Nationwide Mortgage Corporation ("FNMC"), has significantly expanded its mortgage banking operations. During May 1997 and January 1998, FNMC acquired mortgage servicing assets of $3.2 billion and $3.6 billion, respectively, as a result of four bulk servicing acquisitions. With the consummation of the 1997 and 1998 bulk acquisitions, a 1997 servicing sale of loans with an unpaid principal balance of $2.3 billion, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Cal Fed Acquisition and the originated servicing, the 1-4 unit residential loans serviced for others totalled $46.7 billion at March 31, 1998, an increase of $.1 billion and a decrease of $.8 billion from December 31, 1997 and March 31, 1997, respectively. During the three months ended March 31, 1998, the Company, through FNMC, originated $2.3 billion and sold (generally with servicing retained) $1.8 billion 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the three months ended March 31, 1998 totalled $59.6 million, a decrease of $.9 million from the three months ended March 31, 1997.

     A decline in long-term interest rates generally results in an acceleration of mortgage loan prepayments. Higher than anticipated levels of prepayments generally cause the accelerated amortization of mortgage servicing rights ("MSRs"), and generally will result in a reduction in the market value of MSRs and in the Company's servicing fee income. To reduce the sensitivity of its earnings to interest rate and market value fluctuations, the Company hedged the change in value of its MSRs based on changes in interest rates ("MSR Hedge").

     At March 31, 1998, the Company, through FNMC, was a party to several interest rate floor contracts maturing from October 2001 through June 2002. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below negotiated strike prices. At March 31, 1998, the notional amount of the interest rate floors was $1.4 billion and the strike prices were between 5.5% and 6.5%. In addition, the Company, through FNMC, was a party to principal-only swap agreements related to principal-only securities and prepayment-linked swap agreements with a remaining notional amount of $113.1 million and $1.3 billion, respectively. The estimated market values of interest rate floor contracts and swaps designated as hedges against MSRs at March 31, 1998 were $24.1 million and $16.9 million, respectively.

     The following is a summary of activity in MSRs and the MSR Hedge for the three months ended March 31, 1998 (in thousands):

                                                                                                Total MSR
                                                                         MSRs     MSR Hedge      Balance
                                                                         ----     ---------     ---------
Balance at December 31, 1997                                           $531,269      $5,434      $536,703
     Additions - bulk purchases                                          57,495          --        57,495
     Originated servicing                                                38,978          --        38,978
     Additions - other                                                    7,633          --         7,633
     Additions to MSR Hedge                                                  --      13,478        13,478
     Payments received under interest rate floor contracts                   --      (3,550)       (3,550)
     Net payments made under principal-only swap agreements                  --         381           381
     Net payments made under futures contracts                               --       1,654         1,654
     Amortization                                                       (25,750)     (1,468)      (27,218)
                                                                       -------      ------       --------
Balance at March 31, 1998                                              $609,625     $15,929      $625,554
                                                                       ========     =======      ========

     Capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. SFAS No. 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At March 31, 1998 and December 31, 1997, no allowance for impairment of the mortgage servicing rights was necessary.

CAPITAL RESOURCES

     OTS capital regulations require savings associations to satisfy three minimum capital requirements: tangible capital, core (leverage) capital and risk-based capital. In general, an association's tangible capital, which must be at least 1.5% of adjusted total assets, is the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interest in equity accounts of fully consolidated subsidiaries, less disallowed intangibles. An association's ratio of core capital to adjusted total assets (the "core capital ratio") must be at least 4%, recently amended from 3% which had been in effect prior to March 1998. Core capital generally is the sum of tangible capital plus certain qualifying intangibles. Under the risk-based capital requirement, a savings association must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which equals assets plus the credit risk equivalent of certain off-balance sheet items, each multiplied by the appropriate risk weight). Supplementary capital, which may not exceed 100% of core capital for purposes of the risk-based requirements, includes, among other things, certain permanent capital instruments such as qualifying cumulative perpetual preferred stock, as well as some forms of term capital instruments, such as qualifying subordinated debt. The capital requirements are viewed as minimum standards by the OTS, and most associations are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, depending upon their particular circumstances. The Bank is not subject to any such individual minimum regulatory capital requirement. These capital requirements are applicable to the Bank but not to FN Holdings.

     At March 31, 1998, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.53%, 5.53% and 11.70%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of March 31, 1998:

                                                  Tangible   Core    Risk-based
                                                   Capital  Capital    Capital
                                                  --------  -------  ----------
                                                      (dollars in millions)
Stockholders' equity of the Bank at
     March 31, 1998                               $ 2,261   $ 2,261   $ 2,261
Minority interest - REIT Preferred Stock              500       500       500
Unrealized holding gain on securities available
     for sale, net                                    (31)      (31)      (31)
Non-qualifying MSRs                                   (62)      (62)      (62)
Non-allowable capital:
     REIT Preferred Stock in excess of 25% of
         Tier 1 capital                               (70)      (70)      (70)
     Intangible assets                               (670)     (670)     (670)
     Goodwill Litigation Asset                       (100)     (100)     (100)
     Investment in subsidiaries                       (53)      (53)      (53)
     Excess deferred tax asset                        (53)      (53)      (53)
Supplemental capital:
     Qualifying subordinated debt debentures           --        --        94
     General loan loss allowance                       --        --       219
Assets required to be deducted:
     Low level recourse deduction                      --        --        (2)
     Land loans with more than 80% LTV ratio           --        --        (3)
                                                   ------   -------   -------
Regulatory capital of the Bank                      1,722     1,722     2,030
Minimum regulatory capital requirement                467     1,246     1,388
                                                   ------   -------   -------
Excess above minimum capital requirement           $1,255   $   476   $   642
                                                   ======   =======   =======


Regulatory capital of the Bank                       5.53%     5.53%    11.70%
Minimum regulatory capital requirement               1.50      4.00      8.00
                                                   ------   -------   -------
Excess above minimum capital requirement             4.03%     1.53%     3.70%
                                                   ======   =======   =======


     The amount of adjusted total assets used for the tangible and core capital ratios is $31.1 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $17.4 billion.

     The Bank is also subject to the "prompt corrective action" standards prescribed in the FDICIA and related OTS regulations, which, among other things, define specific capital categories based on an association's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Associations categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the association either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire association. Once an association becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

     To be considered "well capitalized," a savings association must generally have a leverage capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An association is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At March 31, 1998, the Bank's capital levels were sufficient for it to be considered "well capitalized:"
                                                              Risk-based
                                        Leverage       -----------------------
                                         Capital       Tier 1    Total Capital
                                        --------       ------    -------------
Regulatory capital of the Bank            5.53%         9.92%        11.70
Well capitalized ratio                    5.00          6.00         10.00
                                          ----         ------        -----
Excess above well capitalized ratio       0.53%         3.92%         1.70%
                                          ====         ======        =====


     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At March 31, 1998, $53 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from regulatory capital at March 31, 1998.

DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in reported market risks faced by the Company since the Company's report in ITEM 7A of its Form 10-K for the year ended December 31, 1997.

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

     In addition to legal proceedings within the normal course of business, the Bank is the plaintiff in a claim against the United States in the lawsuit, California Federal Bank v. United States, Civil Action No. 92-138C (the "California Federal Litigation"). In the California Federal Litigation, the Bank alleges, among other things, that the United States breached certain contractual commitments regarding the computation of its regulatory capital for which the Bank seeks damages and restitution. The Bank's claims arose from changes, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), with respect to the rules for computing Old California Federal's regulatory capital.

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

     On October 30, 1996, Old California Federal filed a motion for partial summary judgment as to the Federal government's liability to the Bank for breach of contract, which was opposed by the Federal government in briefs filed on December 30, 1996 and February 27, 1997. In addition, the government filed a cross-motion for partial summary judgment as to certain liability issues on December 30, 1996. A hearing on the motions for partial summary judgment on liability was held on August 7, 1997. On December 22, 1997, a U.S. Claims Court Judge ruled in favor of this motion to establish the government's liability. The trial of the damages phase of the Bank's case is expected to begin in early 1999.

     In connection with the Cal Fed Acquisition, the Company recorded as an asset part of the estimated after-tax cash recovery from the California Federal Litigation that will inure to the Company, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in any such recovery (the "Goodwill Litigation Asset"). The Goodwill Litigation Asset was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997, and is included in the consolidated balance sheets as of March 31, 1998 and December 31, 1997.

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

         10.1 Asset Purchase and Sale Agreement between California Federal Bank, A Federal Savings Bank and Union Planters Bank of Florida dated March 29, 1998.

         27.1     Financial Data Schedule

     (b) Reports on Form 8-K:

         During the quarter ended March 31, 1998, the Company made one filing on Form 8-K:

         1. Form 8-K dated February 4, 1998, and filed on February 17, 1998 (as amended by Form 8-K/A filed on March 6, 1998) reporting on Item 5, "Other Events" and Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits." This filing reported that FN Holdings entered into an agreement and plan of reorganization with Parent Holdings, First Gibraltar Holdings Inc., Hunter's Glen/Ford Ltd., Golden State Bancorp Inc. and Golden State Financial Corporation, providing for the merger of Parent Holdings with and into Golden State and the merger of FN Holdings with and into Golden State Financial. The agreement also contemplates that immediately following the mergers, Glendale Federal Bank will merge with and into California Federal.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          First Nationwide Holdings Inc.


                                               /s/ Laurence Winoker
                                          -------------------------------------
                                          By:  Laurence Winoker
                                               Vice President and Controller

                                               (Signing on behalf of the
                                               Registrant and as the
                                               Principal Accounting Officer)




May 14, 1997