Form 10-Q
period 1998-06-30
FIRST NATIONWIDE HOLDINGS INC
filed 1998-08-13
CIK 928358

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 June 30, 1998
                              -----------------------------------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from       N/A          to       N/A
                               ----------------        ------------

Commission File Number:               33-82654
                       --------------------------------------------

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


     The number of shares outstanding of registrant's classes of $1.00 par value common stock, as of the close of business on August 10, 1998: 800 shares of class A common stock; and 200 shares of class B common stock.


                               Page 1 of 38 pages
                           Exhibit index on page: 37

                         FIRST NATIONWIDE HOLDINGS INC.
                    SECOND QUARTER 1998 REPORT ON FORM 10-Q
                               TABLE OF CONTENTS

                                                                       Page No.
PART I.  FINANCIAL INFORMATION
         ---------------------
     Item 1.  Consolidated Financial Statements

              Unaudited Consolidated Balance Sheets
              June 30, 1998 and December 31, 1997 ........................... 3

              Unaudited Consolidated Statements of Income
              Six months ended June 30, 1998 and 1997 ....................... 4

              Unaudited Consolidated Statements of Income
              Three months ended June 30, 1998 and 1997 ..................... 5

              Unaudited Consolidated Statements of Comprehensive Income
              Six months ended June 30, 1998 and 1997 ....................... 6

              Unaudited Consolidated Statements of Comprehensive Income
              Three months ended June 30, 1998 and 1997 ..................... 7

              Unaudited Consolidated Statement of Stockholders' Equity
              Six months ended June 30, 1998 ................................ 8

              Unaudited Consolidated Statements of Cash Flows
              Six months ended June 30, 1998 and 1997 ....................... 9

              Notes to Unaudited Consolidated Financial Statements ..........11

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .................15


PART II. OTHER INFORMATION
         -----------------
     Item 1.  Legal Proceedings .............................................36

     Item 2.  Changes in Securities .........................................36

     Item 3.  Defaults Upon Senior Securities ...............................36

     Item 4.  Submission of Matters to a Vote of Security Holders ...........37

     Item 5.  Other Information .............................................37

     Item 6.  Exhibits and Reports on Form 8-K ..............................37

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)
                 (dollars in thousands, except per share data)

                                                                                     June 30,        December 31,
                                                                                       1998             1997
                      Assets                                                           ----             ----
                      ------
Cash and amounts due from banks                                                     $   345,921      $   350,214
Interest-bearing deposits in other banks                                                  2,081           36,164
Short-term investment securities                                                         35,404           25,933
                                                                                    -----------      -----------
     Cash and cash equivalents                                                          383,406          412,311

Securities available for sale, at fair value                                            783,029          813,085
Securities held to maturity                                                              58,557           58,299
Mortgage-backed securities available for sale, at fair value                          8,037,170        5,076,598
Mortgage-backed securities held to maturity                                           1,143,112        1,337,877
Loans held for sale, net                                                              1,725,497        1,483,466
Loans receivable, net                                                                18,626,425       19,424,410
Investment in Federal Home Loan Bank ("FHLB") System                                    540,127          468,191
Office premises and equipment, net                                                      179,278          159,349
Foreclosed real estate, net                                                              64,892           76,997
Accrued interest receivable                                                             207,422          188,203
Intangible assets (net of accumulated amortization of
     $83,523 in 1998 and $60,294 in 1997)                                               656,177          675,927
Mortgage servicing rights                                                               669,056          536,703
Other assets                                                                            961,809          635,663
                                                                                    -----------      -----------
         Total assets                                                               $34,035,957      $31,347,079
                                                                                    ===========      ===========


         Liabilities, Minority Interest and Stockholders' Equity
         -------------------------------------------------------

Deposits                                                                            $16,044,288      $16,202,605
Securities sold under agreements to repurchase                                        2,861,604        1,842,442
Borrowings                                                                           12,276,287       10,769,594
Other liabilities                                                                       729,131          702,475
                                                                                    -----------      -----------
         Total liabilities                                                           31,911,310       29,517,116
                                                                                    -----------      -----------

Commitments and contingencies                                                                --               --

Minority interest                                                                       986,296          986,456

Stockholders' equity:
     Floating rate cumulative perpetual preferred stock, $1.00 par value, liquidation value of $15,000 per share, 24,000 shares authorized, 0 shares and 1,712 shares issued and outstanding
         at June 30, 1998 and December 31, 1997, respectively                                --           25,680
     Class A common stock, $1.00 par value, 800 shares
         authorized, issued and outstanding                                                   1                1
     Class B common stock, $1.00 par value, 200 shares
         authorized, issued and outstanding                                                  --               --
     Additional paid-in capital                                                          32,677           31,890
     Net unrealized holding gain on securities available for sale                        28,101           35,162
     Retained earnings (substantially restricted)                                     1,077,572          750,774
                                                                                    -----------      -----------
         Total stockholders' equity                                                   1,138,351          843,507
                                                                                    -----------      -----------
         Total liabilities, minority interest and stockholders' equity              $34,035,957      $31,347,079
                                                                                    ===========      ===========


See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)

                                                                                           1998               1997
                                                                                           ----               ----
   Interest income:
     Loans receivable                                                                   $ 761,340          $ 779,663
     Mortgage-backed securities available for sale                                        178,529            134,432
     Mortgage-backed securities held to maturity                                           47,433             58,869
     Loans held for sale                                                                   58,230             37,627
     Securities available for sale                                                         28,286             25,278
     Securities held to maturity                                                            1,572                929
     Interest-bearing deposits in other banks                                               1,571              3,790
                                                                                        ---------          ---------
             Total interest income                                                      1,076,961          1,040,588
                                                                                        ---------          ---------

   Interest expense:
     Deposits                                                                             355,202            374,787
     Securities sold under agreements to repurchase                                        57,049             72,786
     Borrowings                                                                           340,345            258,483
                                                                                          -------            -------
             Total interest expense                                                       752,596            706,056
                                                                                          -------            -------
   Net interest income                                                                    324,365            334,532
   Provision for loan losses                                                               20,000             39,900
                                                                                          -------            -------
             Net interest income after provision for loan losses                          294,632            304,365
                                                                                          -------            -------

   Noninterest income:
     Loan servicing fees, net                                                              71,363             74,979
     Customer banking fees and service charges                                             51,197             46,752
     Gain on sale of loans, net                                                            36,124             11,358
     (Loss) gain on sale of branches                                                          (86)             1,069
     Loss on sale of assets, net                                                             (181)              (214)
     Dividends on FHLB stock                                                               14,562             11,975
     Other income                                                                          11,755             15,368
                                                                                          -------          ---------
             Total noninterest income                                                     161,287            184,734
                                                                                          -------          ---------

   Noninterest expense:
     Compensation and employee benefits                                                   127,620            127,502
     Occupancy and equipment                                                               41,406             40,844
     Savings Association Insurance Fund deposit insurance premium                           5,054              5,450
     Loan expense                                                                          23,500             33,966
     Marketing                                                                              9,914              7,684
     Professional fees                                                                     19,609             22,198
     Data processing                                                                        6,897              6,182
     Foreclosed real estate operations, net                                                (5,138)              (857)
     Amortization of intangible assets                                                     23,229             24,595
     Other                                                                                 49,605             56,911
                                                                                        ---------          ---------
             Total noninterest expense                                                    324,475            301,696
                                                                                        ---------          ---------

   Income before income taxes and minority interest                                       131,444            187,403
   Income tax (benefit) expense                                                          (221,134)            21,891
                                                                                        ---------           --------
   Income before minority interest                                                        109,553            408,537
   Minority interest                                                                       45,614             42,993
                                                                                        ---------           --------
   Net income                                                                              66.560            362,923
   Preferred stock dividends                                                                  578              8,243
                                                                                        ---------           --------
   Net income available to common stockholders                                          $  58,317           $362,345
                                                                                        =========           ========



   See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)

                                                                                          1998              1997
                                                                                          ----              ----
   Interest income:
     Loans receivable                                                                   $376,620           $389,020
     Mortgage-backed securities available for sale                                        97,027             73,427
     Mortgage-backed securities held to maturity                                          22,576             28,929
     Loans held for sale                                                                  30,894             20,374
     Securities available for sale                                                        14,563             14,307
     Securities held to maturity                                                             698                858
     Interest-bearing deposits in other banks                                              1,161                922
                                                                                         -------            -------
              Total interest income                                                      543,539            527,837
                                                                                         -------            -------

   Interest expense:
     Deposits                                                                            177,027            187,767
     Securities sold under agreements to repurchase                                       30,521             38,403
     Borrowings                                                                          176,585            134,895
                                                                                         -------           --------
              Total interest expense                                                     384,133            361,065
                                                                                         -------           --------
     Net interest income                                                                 159,406            166,772
     Provision for loan losses                                                            10,000             19,950
                                                                                         -------           --------
              Net interest income after provision for loan losses                        149,406            146,822
                                                                                         -------           --------

    Noninterest income:
     Loan servicing fees, net                                                             34,401             35,265
     Customer banking fees and service charges                                            25,851             24,233
     Gain on sale of loans, net                                                           21,619              8,489
     Gain on sale of branches                                                                 --              1,069
     Gain (loss) on sale of assets, net                                                      198              (236)
     Dividends on FHLB stock                                                               7,555              6,013
     Other income                                                                          5,332              7,615
                                                                                          ------             ------
             Total noninterest income                                                     82,448             94,956
                                                                                          ------             ------

    Noninterest expense:
     Compensation and employee benefits                                                   64,639             63,022
     Occupancy and equipment                                                              19,923             20,162
     Savings Association Insurance Fund deposit insurance premium                          2,481              2,797
     Loan expense                                                                         13,905             26,142
     Marketing                                                                             6,409              3,616
     Professional fees                                                                    10,899             13,095
     Data processing                                                                       4,057              3,247
     Foreclosed real estate operations, net                                              (3,418)            (1,862)
     Amortization of intangible assets                                                    12,140             12,489
     Other                                                                                25,909             28,481
                                                                                         -------            -------
             Total noninterest expense                                                   171,189            156,944
                                                                                         -------            -------

    Income before income taxes and minority interest                                      87,418             58,081
    Income tax (benefit) expense                                                        (236,366)            10,237
                                                                                        --------           --------
    Income before minority interest                                                      323,784             47,844
    Minority interest                                                                     22,662             23,144
                                                                                        --------           --------
    Net income                                                                           301,122             24,700
    Preferred stock dividends                                                                 --              3,720
                                                                                        --------           --------
    Net income available to common stockholders                                         $301,122           $ 20,980
                                                                                        ========           ========



    See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)


                                                                    1998            1997
                                                                    ----            ----
Net income                                                        $362,923        $66,560

Other comprehensive income, net of tax:
     Unrealized holding (loss) gain on securities
     available for sale:
         Unrealized holding (loss) gain arising during              (6,496)         6,804
              the period
         Less: reclassification adjustment for gains
              included in net (loss) gain                             (565)            (4)
                                                                  --------        -------
     Other comprehensive (loss) income                              (7,061)         6,800
                                                                  --------        -------
Comprehensive income                                              $355,862        $73,360
                                                                  ========        =======



See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)


                                                                    1998            1997
                                                                    ----            ----
Net income                                                        $301,122        $24,700

Other comprehensive income, net of tax:
    Unrealized holding loss on securities available
    for sale:
         Unrealized holding loss arising during the period          (2,641)       (18,804)
         Less: reclassification adjustment for gains
             included in net loss                                     (417)            (4)
                                                                  --------        -------
    Other comprehensive loss                                        (3,058)       (18,808)
                                                                  --------        -------
Comprehensive income                                              $298,064        $ 5,892
                                                                  ========        =======




See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)
                                 (in thousands)


                                                                                 Net unrealized
                                                                 Additional     holding gains on                    Total
                                       Preferred      Common      paid-in          securities       Retained    stockholders'
                                         stock        stock       capital      available for sale   earnings        equity
                                       ---------      ------     ----------    ------------------   --------    -------------
Balance at December 31, 1997            $25,680         $1        $31,890           $35,162        $  750,774     $  843,507
Net income                                   --         --             --                --           362,923        362,923
Redemption of FN Holdings Preferred
     Stock                              (25,787)        --            787                --                --        (25,000)
Change in net unrealized holding gains
     on securities available for sale        --         --             --            (7,061)               --         (7,061)
Stock dividends                             107         --             --                --              (107)            --
Cash dividends on common stock               --         --             --                --           (35,547)       (35,547)
Cash dividends on preferred stock            --         --             --                --              (471)          (471)
                                        -------         --        -------           -------        ----------     ----------
Balance at June 30, 1998                $    --         $1        $32,677           $28,101        $1,077,572     $1,138,351
                                        =======         ==        =======           =======        ==========     ==========




See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)


                                                                                     1998             1997
                                                                                     ----             ----
Cash flows from operating activities:
Net income                                                                        $ 362,923        $ 66,560
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Amortization of intangible assets                                                 23,229          24,595
   Accretion of purchase accounting premiums and discounts, net                      (3,675)         (9,882)
   Amortization of mortgage servicing rights                                         57,074          51,070
   Provision for loan losses                                                         20,000          39,900
   Loss on sales of assets, net                                                         181             214
   Loss (gain) on sale of branches                                                       86          (1,069)
   Gain on sales of foreclosed real estate, net                                      (8,403)         (7,191)
   Loss on sale of loans, net                                                        65,491          51,816
   Depreciation and amortization of office premises and equipment                    11,225           7,603
   Amortization of deferred debt issuance costs                                       3,342           2,495
   FHLB stock dividends                                                             (14,562)        (11,975)
   Capitalization of originated mortgage servicing rights
      and excess servicing fees receivable                                         (101,615)        (63,174)
   Purchases and originations of loans held for sale                             (4,847,904)     (3,024,959)
   Proceeds from the sale of loans held for sale                                  4,537,939       2,962,052
   (Increase) decrease in other assets                                             (335,037)        109,155
   Increase in accrued interest receivable                                          (18,649)        (15,004)
   Increase in other liabilities                                                     31,378           1,973
   Minority interest                                                                 45,614          42,993
                                                                                  ---------      ----------
      Net cash (used in) provided by operating activities                          (171,363)        227,172
                                                                                  ---------      ----------




See accompanying notes to unaudited consolidated financial statements.

                                                                    (Continued)

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)
                                 (in thousands)


                                                                                     1998                1997
                                                                                     ----                ----
Cash flows from investing activities:
     Acquisitions:
         Cal Fed Acquisition                                                      $       --          $ (161,196)
         GSAC Acquisition                                                            (13,577)                 --
         Mortgage loan servicing rights and operations                                    --              (7,728)
     Purchases of securities available for sale                                     (513,957)           (607,845)
     Proceeds from maturities of securities available for sale                       549,442             204,888
     Purchases of securities held to maturity                                           (615)            (58,149)
     Proceeds from maturities of securities held to maturity                             357               4,374
     Purchases of mortgage-backed securities available for sale                   (4,083,863)         (1,743,072)
     Principal payments on mortgage-backed securities available for sale           1,107,314             345,823
     Proceeds from sales of mortgage-backed securities available for sale              3,253              22,184
     Principal payments on mortgage-backed securities held to maturity               194,445             136,207
     Net decrease in loans receivable                                                728,600             652,385
     Purchases of FHLB stock, net                                                    (71,936)                 --
     Purchases of office premises and equipment                                      (37,221)            (24,264)
     Proceeds from disposal of office premises and equipment                           5,840               1,828
     Proceeds from sales of foreclosed real estate                                    76,424              67,216
     Purchases of mortgage servicing rights                                          (63,628)            (21,230)
                                                                                  ----------          ----------
              Net cash flows used in investing activities                         (2,119,122)         (1,188,579)
                                                                                  ----------          ----------

Cash flows from financing activities:
     Branch Sales                                                                         --             (21,683)
     Net decrease in deposits                                                       (157,876)           (810,276)
     Proceeds from additional borrowings                                          11,829,493           9,147,953
     Principal payments on borrowings                                            (10,321,926)         (8,598,582)
     Net increase in securities sold under agreements to repurchase                1,019,260             500,856
     Proceeds from FN Escrow Merger                                                       --             603,313
     Issuance of REIT Preferred Stock, net                                                --             482,449
     Redemption of FN Holdings/FN Escrow Preferred Stock                                  --             (17,250)
     Redemption of FN Holdings Preferred Stock                                       (25,000)            (62,500)
     Dividends on common stock                                                       (35,547)            (35,547)
     Dividends on preferred stock                                                       (471)             (6,831)
     Dividends paid to minority stockholders, net of taxes                           (46,353)            (47,728)
     Capital distribution to parent                                                       --                (550)
                                                                                  ----------          ----------
              Net cash flows provided by financing activities                      2,261,580           1,133,624
                                                                                  ----------          ----------

Net change in cash and cash equivalents                                              (28,905)            172,217
Cash and cash equivalents at beginning of period                                     412,311             269,869
                                                                                  ----------          ----------
Cash and cash equivalents at end of period                                        $  383,406          $  442,086
                                                                                  ==========          ==========




See accompanying notes to unaudited consolidated financial statements.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for meeting the requirements of Regulation S-X, Article 10 and therefore do not include all disclosures necessary for complete financial statements. In the opinion of management, all adjustments have been made that are necessary for a fair presentation of the financial position and results of operations and cash flows as of and for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. Certain amounts for the three and six month periods in the prior year have been reclassified to conform with the current period's presentation.

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

     Minority interest represents amounts attributable to the Bank Preferred Stock, the preferred stock ("REIT Preferred Stock") of California Federal Preferred Capital Corporation, whose common stock is wholly owned by the Bank, and that portion of stockholders' equity of Auto One Acceptance Corporation, a subsidiary of the Bank ("Auto One"), attributable to 20% of its common stock.

     Earnings per share data is not presented due to the limited ownership of the Company. FN Holdings is a holding company whose only significant asset is all of the common stock of the Bank, and therefore all activities for the consolidated entity are carried out by the Bank and its operating subsidiaries.

(2)  Acquisitions and Divestitures

     On February 4, 1998, Auto One acquired 100% of the partnership interests in Gulf States Acceptance Company, a Delaware limited partnership ("GSAC") and its general partner, Gulf States Financial Services, Inc., a Texas corporation. GSAC was liquidated and its assets and liabilities were transferred to Auto One (the "GSAC Acquisition"). The aggregate consideration paid in connection with the GSAC Acquisition was approximately $13.6 million plus a 20% interest in the common stock of Auto One.

     On February 4, 1998, First Nationwide (Parent) Holdings Inc. ("Parent Holdings"), parent company of FN Holdings and the Bank, and Hunter's Glen/Ford Ltd. ("Hunter's Glen"), a 20% minority shareholder of FN Holdings, entered into a definitive merger agreement ("Golden State Merger Agreement") with Golden State Bancorp Inc. ("Golden State"), the publicly traded parent company of Glendale Federal Bank, Federal Savings Bank ("Glendale Federal"), pursuant to which, Parent Holdings, Hunter's Glen and Golden State agreed to a tax-free exchange of shares in a merger transaction (the "Golden State Merger"), to be accounted for under the purchase method of accounting. In connection with the execution of the Golden State Merger Agreement, Golden State, Glendale Federal, the Bank, Stephen J. Trafton, Chairman of the Board, President and Chief Executive Officer of Golden State and Richard A. Fink, Vice Chairman of Golden State, entered into a Litigation Management Agreement ("Litigation Management Agreement") pursuant to which, among other things, Messrs. Trafton and Fink will oversee and manage the California Federal Litigation (hereinafter defined) and continue to oversee and manage similar litigation being prosecuted by Glendale Federal, following the consummation of the Golden State Merger. Following the Golden State Merger, the combined parent company, Golden State, will have approximately 135 to 145 million common shares outstanding and will continue to be a publicly traded company. As part of the Golden State Merger Agreement, Glendale Federal will be merged with and into the Bank. At March 31, 1998, Glendale Federal had total assets of approximately $15.9 billion and deposits

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements


of $9.7 billion and operated 181 branches and 26 loan offices in California. The Golden State Merger is subject to regulatory and stockholder approval and is expected to close during the third quarter of 1998.

     On March 29, 1998, the Company signed a definitive agreement to sell its Florida bank franchise (consisting of 24 branches with deposits of $1.5 billion) to Union Planters Bank of Florida, a wholly owned subsidiary of Union Planters Corp. (the "Florida Branch Sale"). The Company expects to record a pre-tax gain of approximately $110 million in connection with the Florida Branch Sale, representing a deposit premium of approximately 7.5%. On June 2, 1998, the Company received regulatory approval for this transaction, which is expected to close during the third quarter of 1998.

(3)  Cash, Cash Equivalents, and Statement of Cash Flows

     The Company uses the indirect method to present cash flows from operating activities. Cash paid for interest for the six months ended June 30, 1998 and 1997 was $746.9 million and $677.3 million, respectively.

     During the six months ended June 30, 1998, noncash activity consisted of transfers of $62.4 million from loans receivable to foreclosed real estate, $5.5 million of loans made to facilitate sales of real estate owned and transfers of $3.2 million from loans held for sale (at lower of cost or market) to mortgage-backed securities classified as trading securities upon the securitization of certain of the Bank's single-family loans. Noncash activity also includes the retirement of preferred stock of $.8 million and the issuance of additional preferred stock through preferred stock dividends of $.1 million.

     During the six months ended June 30, 1997, noncash activity consisted of transfers of $86.8 million from loans receivable and $1.2 million from loans held for sale (at lower of cost or market) to foreclosed real estate, $21.6 million of loans made to facilitate sales of real estate owned, the retirement of preferred stock of $.8 million, the issuance of additional preferred stock through preferred stock dividends of $1.4 million and the forgiveness of a $19 million loan from an affiliate of FN Holdings in exchange for the redemption of the FN Holdings/FN Escrow Preferred Stock.

(4)  Minority Interest

     In connection with the GSAC Acquisition, Auto One issued 250 shares of its common stock, par value $1.00 per share, representing a 20% interest in Auto One. The carrying value of Auto One's common stockholders' equity attributable to the minority stockholders at June 30, 1998 is ($.2) million.

(5)  Stockholders' Equity

     Cash dividends on the FN Holdings Preferred Stock totalled $.5 million and $6.8 million during the six months ended June 30, 1998 and 1997, respectively. Dividends on common stock totalled $35.5 million during each of the six months ended June 30, 1998 and 1997.

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

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), an amendment of FASB Statements No. 87, No. 88 and No. 106. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were when FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, were issued. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods provided for comparative purposes, if available. It is not expected that the Company will experience any material revision in its disclosures when SFAS No. 132 is adopted.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for derivative instruments and for hedging activities, and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. SFAS No. 133 applies to all entities and amends FASB Statement No. 107, Disclosures About Fair Values of Financial Instruments, to include in Statement 107 the disclosure provisions about concentrations of credit risk from Statement 105. SFAS No. 133 supersedes FASB Statements No. 80, Accounting for Futures Contracts, No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, and No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 133 also nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. Management has not yet completed its analysis of SFAS No. 133 and is unable to determine the effect, if any, implementation may have on the Company's consolidated financial statements.

(7)  Subsequent Event

       On August 6, 1998, GS Escrow Corp. ("GS Escrow") issued $2 billion in debt securities ("GS Escrow Notes"). The GS Escrow Notes were issued to fund a series of refinancing transactions described below. Upon consummation of the Golden State Merger and the refinancing transactions, GS Escrow will be merged (the "GS Escrow Merger") with and into Golden State Holdings Inc. ("GS Holdings"), which is currently named New First Nationwide Holdings Inc. ("New FN Holdings") and is a newly formed subsidiary of FN Holdings. Upon consummation of the Golden State Merger and the GS Escrow Merger, the GS Escrow Notes will be obligations of New FN Holdings. GS Holdings was formed to acquire all of the assets of FN Holdings (including all of the common stock of the Bank) as part of the Golden State Merger.

       Prior to the consummation of the Golden State Merger, (i) FN Holdings (or an affiliate other than GS Escrow) is expected to commence cash tender offers and consent solicitations (collectively, the "Debt Tender Offers") for each of its three outstanding series of long-term notes (the "FN Holdings Notes") which together have a total aggregate principal balance of $915 million; and (ii) FN Holdings (or an affiliate other than GS Escrow Corp.) is expected to commence cash tender offers (the "Bank Preferred Stock Tender Offers") for each of the Bank's two outstanding series of preferred stock which together have a total aggregate liquidation preference of $473.2 million.

       The Debt Tender Offers and Bank Preferred Stock Tender Offers are expected to close subsequent to the closing of the Golden State Merger.

                FIRST NATIONWIDE HOLDINGS INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements

     After the closing of the Golden State Merger and concurrently with the closings of the Debt Tender Offers, Golden State Financial Corporation (an entity that will own 100% of the common stock of GS Holdings following the consummation of the Golden State Merger), as the successor obligor, is expected to give a 30-day notice of redemption for all of the outstanding $455 million aggregate principal amount of 12 1/2% Senior Notes Due 2003 of Parent Holdings (the "Parent Holdings Notes"), and to irrevocably deposit in trust money or government obligations in an amount sufficient to pay the redemption price therefor, together with any accrued and unpaid interest to the date of redemption, for the purpose of defeasing the Parent Holdings Notes (the "Parent Holdings Defeasance").

       The Debt Tender Offers, the Bank Preferred Stock Tender Offers and the Parent Holdings Defeasance will be financed with the net proceeds from the offering of the GS Escrow Notes and, to the extent required, a cash dividend from the Bank.

       There can be no assurance that all of the outstanding FN Holdings Notes will be tendered to and purchased by FN Holdings in the Debt Tender Offers. Any FN Holdings 12 1/4% Senior Notes that remain outstanding after the consummation of the Debt Tender Offers will rank pari passu with the GS Escrow Notes and any FN Holdings 91/8% Senior Subordinated Notes or FN Holdings 105/8% Senior Subordinated Notes that remain outstanding after the consummation of the Debt Tender Offers will be subordinated in right of payment to the GS Escrow Notes.

       It is not expected that all of the Bank Preferred Stock will be purchased in the Bank Preferred Stock Tender Offers. FN Holdings expects to purchase any outstanding Bank Preferred Stock not acquired in the Bank Preferred Stock Tender Offers once it becomes redeemable (April 1, 1999 in the case of the 105/8% Preferred Stock and September 1, 1999 in the case of the 11 1/2% Preferred Stock).

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

     Acquisitions and Sales

     On February 4, 1998, Auto One consummated the GSAC Acquisition. The aggregate consideration paid was approximately $13.6 million plus a 20% interest in the common stock of Auto One.

     Net Income

     FN Holdings reported net income for the six months ended June 30, 1998 of $362.9 million compared with net income of $66.6 million for the corresponding period in 1997. Net income for the six months ended June 30, 1998 includes a $250 million reduction of the valuation allowance related to the Bank's deferred tax asset. Without consideration of this $250 million tax benefit, net income for the six months ended June 30, 1998 would be $112.9 million, $46 million or 70% higher than the same period in 1997.

     Net interest income was $324.4 million for the six months ended June 30, 1998, compared to $334.5 million during the same period in 1997. The decrease in 1998 over 1997 is primarily due to a reduction in the net interest margin resulting from prepayments of higher rate interest-earning assets being replaced with interest-earning assets having comparatively lower rates, reflecting the relatively low level of interest rates in 1997 and 1998 and management's steps to limit interest rate risk.

     Year 2000

     During the year ended December 31, 1997, the Company finalized its plan to address issues related to required changes in computer systems for the year 2000 ("Year 2000"). Issues arise because computer systems and related software may have been designed to recognize only dates that relate to the 20th century. Accordingly, if no changes are implemented, some computer systems would interpret "1/1/00" as January 1, 1900 instead of January 1, 2000. Additionally, some equipment, being controlled by microprocessor chips, may not deal appropriately with a year "00."

     The Company has developed and is currently executing a comprehensive plan to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) inventory, (ii) assessment, (iii) remediation and (iv) testing and certification. At year end 1997, the Company had completed virtually all of the inventory and assessment stages for its Company owned systems and applications. The remediation process is currently underway and the Company is utilizing both internal and external resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation process is targeted for completion by year-end 1998, while testing and certification of these systems and applications are currently targeted for completion by March 31, 1999.

     FN Holdings has initiated communications with its critical external relationships to determine the extent to which the Company may be vulnerable to such parties' failure to remediate their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

     It is expected that, by December 31, 1998, all issues related to Year 2000 will be addressed, either by programming changes to the Company's custom software, by programming changes implemented by third party vendors to purchased systems, or through the upgrading or purchase of Year 2000-compliant hardware and equipment. Extensive testing is expected to occur during 1999. Year 2000 is the highest priority project within the Information and Technology Services unit of the Company. It is currently expected that costs related to Year 2000, not including Year 2000 costs associated with the Golden State Merger, will total approximately $15.8 million over the years 1997 to 1999, of which $3.8 million and $5.2 million have been incurred during the six months ended June 30, 1998 and since the inception of the Year 2000 project, respectively. Costs related to Year 2000 will be funded through operating cash flows. Management believes there is no material risk that the Company will fail to address Year 2000 issues in a timely manner.

     Financial Condition

     During the six months ended June 30, 1998, consolidated total assets increased $2.7 billion, to $34.0 billion, from December 31, 1997, and total liabilities increased from $29.5 billion to $31.9 billion.

     The Company's non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments and specific allowances for loan losses, foreclosed real estate, net, and repossessed assets, decreased to $227 million at June 30, 1998 compared with $272 million at December 31, 1997. Total non-performing assets as a percentage of the Bank's total assets decreased to
 .67% at June 30, 1998 from .87% at December 31, 1997.

RESULTS OF OPERATIONS

     Six Months Ended June 30, 1998 versus Six Months Ended June 30, 1997

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

                                                                            Six months ended
                                                                              June 30, 1998
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)     $ 1,016            $  32            6.18%
     Mortgage-backed securities available for sale               5,716              178            6.25
     Mortgage-backed securities held to maturity                 1,236               47            7.67
     Loans held for sale, net                                    1,641               58            7.10
     Loans receivable, net                                      19,462              762            7.82
                                                                ------            -----            ----
         Total interest-earning assets                          29,071            1,077            7.41%
                                                                                  -----            ----
Noninterest-earning assets                                       3,208
                                                               -------
         Total assets                                          $32,279
                                                               =======
LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                  $16,206              355            4.42%
     Securities sold under agreements to repurchase              2,028               57            5.59
     Borrowings (3)                                             11,039              341            6.22
                                                                ------             ----            ----
         Total interest-bearing liabilities                     29,273              753            5.18%
                                                                                   ----            ----
Noninterest-bearing liabilities                                  1,068
Minority interest                                                  985
Stockholders' equity                                               953
                                                               -------
         Total liabilities, minority interest and
               stockholders' equity                            $32,279
                                                               =======
Net interest income                                                                $324
                                                                                   ====
Interest rate spread                                                                               2.23%
                                                                                                   ====
Net interest margin                                                                                2.19%
                                                                                                   ====
Average equity to average assets                                                                   2.95%
                                                                                                   ====

                                                                            Six months ended
                                                                             June 30, 1997
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)       $ 1,005       $   30              5.97%
     Mortgage-backed securities available for sale                 3,953          134              6.80
     Mortgage-backed securities held to maturity                   1,549           59              7.60
     Loans held for sale, net                                      1,066           37              7.05
     Loans receivable, net                                        19,997          780              7.80
                                                                 -------        -----              ----
         Total interest-earning assets                            27,570        1,040              7.55%
                                                                                -----              ----
Noninterest-earning assets                                         2,934
                                                                 -------
         Total assets                                            $30,504
                                                                 =======
LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                    $16,845          375              4.49%
     Securities sold under agreements to repurchase                2,548           73              5.68
     Borrowings (3)                                                8,134          258              6.41
                                                                 -------         ----              ----
         Total interest-bearing liabilities                       27,527          706              5.17%
                                                                                 ----              ----
Noninterest-bearing liabilities                                    1,193
Minority interest                                                    894
Stockholders' equity                                                 890
                                                                 -------
         Total liabilities, minority interest
             and stockholders' equity                            $30,504
                                                                 =======
Net interest income                                                              $334
                                                                                 ====
Interest rate spread                                                                               2.38%
                                                                                                   ====
Net interest margin                                                                                2.38%
                                                                                                   ====
Average equity to average assets                                                                   2.92%
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

                                                                    Six months ended June 30, 1998 vs. 1997
                                                                          Increase (Decrease) Due to
                                                                    ---------------------------------------
                                                                    Volume            Rate               Net
                                                                    ------            ----               ---
                                                                                 (in millions)
INTEREST INCOME:
     Securities and interest-bearing deposits in banks               $  --             $ 2               $   2
     Mortgage-backed securities available for sale                      54             (10)                 44
     Mortgage-backed securities held to maturity                       (13)              1                 (12)
     Loans held for sale, net                                           21              --                  21
     Loans receivable, net                                             (20)              2                 (18)
                                                                     -----            ----                ----
            Total                                                       42              (5)                 37
                                                                     -----            ----                ----

INTEREST EXPENSE:

     Deposits                                                         (14)             (6)                (20)
     Securities sold under agreements to repurchase                   (15)             (1)                (16)
     Borrowings                                                        90              (7)                 83
                                                                     ----             ---                ----
            Total                                                      61             (14)                 47
                                                                     ----             ---                ----
                     Change in net interest income                   $(19)             $9                $(10)
                                                                     ====             ===                ====



     The volume variances in total interest income and total interest expense for the six months ended June 30, 1998 compared to the corresponding period in 1997 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances. The positive total rate variance of $9 million is primarily attributed to the lower cost of funds on deposits and lower interest rates paid on new borrowings, partially offset by the comparatively lower market rates on mortgage-backed securities purchased in 1998 and 1997, and prepayments of higher rate interest-earning assets.

     Interest Income. Total interest income was $1.1 billion for the six months ended June 30, 1998, an increase of $36.4 million from the six months ended June 30, 1997. Total interest-earning assets for the six months ended June 30, 1998 averaged $29.1 billion, compared to $27.6 billion for the corresponding period in 1997. The yield on total interest-earning assets during the six months ended June 30, 1998 decreased to 7.41% from 7.55% for the six months ended June 30, 1997, primarily due to the lower market rates on new mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

     FN Holdings earned $761.3 million of interest income on loans receivable for the six months ended June 30, 1998, a decrease of $18.3 million from the six months ended June 30, 1997. The average balance of loans receivable was $19.5 billion for the six months ended June 30, 1998, compared to $20.0 billion for the same period in 1997. The weighted average rate on loans receivable increased to 7.82% for the six months ended June 30, 1998 from 7.80% for the six months ended June 30, 1997. The decline in the average volume is primarily due to an increase in prepayments.

     FN Holdings earned $58.2 million of interest income on loans held for sale for the six months ended June 30, 1998, an increase of $20.6 million from the six months ended June 30, 1997. The average balance of loans held for sale was $1.6 billion for the six months ended June 30, 1998, an increase of $575 million from the comparable period in 1997, primarily due to increased originations and longer holding periods for jumbo loans during the six months ended June 30, 1998. The weighted average yield on loans held for sale increased to 7.10% for the six months ended June 30, 1998 from 7.05% for the six months ended June 30, 1997, primarily due to a higher percentage of comparatively higher fixed-rate held for sale portfolio in 1998 compared to 1997.


     Interest income on mortgage-backed securities available for sale was $178.5 million for the six months ended June 30, 1998, an increase of $44.1 million from the six months ended June 30, 1997. The average portfolio balances increased $1.8 billion, to $5.7 billion, during the six months ended June 30, 1998 compared to the same period in 1997. The weighted average yield on these assets decreased from 6.80% for the six months ended June 30, 1997 to 6.25% for the six months ended June 30, 1998. The increase in the volume and decrease in the weighted average yield is primarily due to purchases of $4.1 billion of mortgage-backed securities during the six months ended June 30, 1998 and $.9 billion during the last six months of 1997 at comparatively lower market rates, as well as prepayments of higher rate mortgage-backed securities since June 30, 1997.

     Interest income on mortgage-backed securities held to maturity was $47.4 million for the six months ended June 30, 1998, a decrease of $11.4 million from the six months ended June 30, 1997. The average portfolio balance decreased $313 million, to $1.2 billion, during the six months ended June 30, 1998, primarily attributed to an increase in principal payments.

     There was no material variance between the six months ended June 30, 1998 and the six months ended June 30, 1997 with respect to interest income from securities and interest-bearing deposits in banks.

     Interest Expense. Total interest expense was $752.6 million for the six months ended June 30, 1998, an increase of $46.5 million from the six months ended June 30, 1997. The increase is primarily the result of increased borrowings of FHLB advances and a slightly higher cost of funds, partially offset by a decline in the average balance of deposits resulting from net deposit run-off.

     Interest expense on customer deposits, including Brokered Deposits, was $355.2 million for the six months ended June 30, 1998, a decrease of $19.6 million from the six months ended June 30, 1997. The average balance of customer deposits outstanding decreased from $16.8 billion to $16.2 billion for the six months ended June 30, 1997 and 1998, respectively. The decrease in the average balance is primarily due to net deposit run-off, anticipated following the Cal Fed Acquisition. The overall weighted average cost of deposits was 4.42% for the six months ended June 30, 1998 and 4.49% for the six months ended June 30, 1997, primarily due to higher average balances of lower rate custodial transaction accounts in 1998.

     Interest expense on securities sold under agreements to repurchase totalled $57.0 million for the six months ended June 30, 1998, a decrease of $15.7 million from the six months ended June 30, 1997. The average balance of such borrowings for the six months ended June 30, 1998 and 1997 was $2.0 billion and $2.5 billion, respectively. The decrease in the average balance is primarily attributed to maturities refinanced with FHLB advances at more favorable rates. The weighted average interest rate on these instruments decreased to 5.59% during the six months ended June 30, 1998 from 5.68% for the six months ended June 30, 1997, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1997.

     Interest expense on borrowings totalled $340.3 million for the six months ended June 30, 1998, an increase of $81.9 million from the six months ended June 30, 1997. The increase is primarily attributed to the increase in FHLB advances used to fund the purchases of mortgage-backed securities and replace reverse repurchase agreements which matured. The average balance outstanding for the six months ended June 30, 1998 and 1997 was $11.0 billion and $8.1 billion, respectively. The weighted average interest rate on these instruments decreased to 6.22% during the six months ended June 30, 1998 from 6.41% for the six months ended June 30, 1997, primarily due to the lower rates in effect as a result of the flatter yield curve at June 30, 1998 compared to June 30, 1997.

     Net Interest Income. Net interest income was $324.4 million for the six months ended June 30, 1998, a decrease of $10.2 million from the six months ended June 30, 1997. The interest rate spread decreased to 2.23% for the six months ended June 30, 1998 from 2.38% for the six months ended June 30, 1997, primarily as a result of prepayments of higher rate interest-earning assets being replaced with interest-earning assets having comparatively lower yields, reflecting the flattening of the yield curve during the second half of 1997 and year to date in 1998.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gains on sales of loans and dividends on FHLB stock, was $184.7 million for the six months ended June 30, 1998, an increase of $23.4 million from the six months ended June 30, 1997. Income for the six months ended June 30, 1998 reflects a $24.8 million increase in gain on sales of loans attributed to early payoffs of commercial loans with unamortized discounts and additional gains from residential loan sales during the six months ended June 30, 1998 compared to the same period in 1997.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $71.4 million for the six months ended June 30, 1998, compared to $75.0 million for the six months ended June 30, 1997. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, decreased from $47.4 billion at June 30, 1997 to $46.8 billion at June 30, 1998. During the six months ended June 30, 1998, the Company sold $4.5 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $3.0 billion of such sales for the corresponding period in 1997.

     Gain on sales of loans was $36.1 million for the six months ended June 30, 1998, compared to $11.4 million for the six months ended June 30, 1997. The increase in 1998 is primarily attributed to early payoffs of commercial loans with unamortized discounts and additional gains from residential loan sales.

     Dividends on FHLB stock were $14.6 million for the six months ended June 30, 1998, an increase of $2.6 million from the six months ended June 30, 1997, representing an increase in the amount of such stock owned by the Bank, primarily as a result of an increase in borrowings on FHLB advances.

     There were no material variances between the six months ended June 30, 1998 and the comparable period in 1997 with respect to customer banking fees, gain (loss) on sales of assets and other noninterest income.

     Noninterest Expense. Total noninterest expense was $301.7 million for the six months ended June 30, 1998, a decrease of $22.8 million from the six months ended June 30, 1997. The variance between the two periods is primarily attributed to 1997 transition expenses (primarily reflected in other noninterest expense) related to the Cal Fed Acquisition and a $19.0 million provision for unreimbursable costs related to the foreclosure of single-family loans serviced for others (reflected as loan expense and professional fees) also recorded during the six months ended June 30, 1997.

     Provision for Income Tax. During the six months ended June 30, 1998 and 1997, FN Holdings recorded an income tax benefit of $221.1 million and income tax expense of $21.9 million, respectively. Based on resolutions of federal income tax audits and favorable future earnings expectations, management changed its judgment about the realizability of FN Holdings' deferred tax asset and reduced its valuation allowance by $250 million in addition to the amount used to offset income during the period. For the six months ended June 30, 1998 and 1997, FN Holdings' valuation allowance was reduced by $330.2 million and $62.8 million, respectively. FN Holdings' effective Federal tax rate was (131)% and 2% during the six months ended June 30, 1998 and 1997, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the reduction in the deferred tax asset valuation allowance. FN Holdings' effective state tax rate was 13% and 15% during the six months ended June 30, 1998 and 1997, respectively. It is expected that, beginning July 1, 1998, the Company's effective tax rate for future periods will be 42%.

      Minority Interest. Dividends on the REIT Preferred Stock totalling $22.8 million and $19.1 million were declared and paid during the six months ended June 30, 1998 and 1997, respectively. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $2.9 million and $2.4 million for the six months ended June 30, 1998 and 1997, respectively, which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Dividends on the Bank Preferred Stock of $26.5 million and $26.3 million were also recorded during the six months ended June 30, 1998 and 1997, respectively. Minority interest for the six months ended June 30, 1998 also includes $.8 million representing that portion of Auto One's loss (from February 4, 1998 through June 30, 1998) attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

     Three Months Ended June 30, 1998 versus Three Months Ended June 30, 1997

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

                                                                           Three months ended
                                                                              June 30, 1998
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)     $ 1,079            $ 16             6.09%
     Mortgage-backed securities available for sale               6,343              97             6.12
     Mortgage-backed securities held to maturity                 1,179              22             7.65
     Loans held for sale, net                                    1,848              31             6.69
     Loans receivable, net                                      19,131             377             7.87
                                                               -------            ----             ----
         Total interest-earning assets                          29,580             543             7.35%
                                                                                  ----             ----
Noninterest-earning assets                                       3,742
                                                               -------
         Total assets                                          $33,322
                                                               =======
LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                  $16,277             177             4.36%
     Securities sold under agreements to repurchase              2,192              30             5.51
     Borrowings (3)                                             11,416             177             6.20
                                                               -------            ----             ----
         Total interest-bearing liabilities                     29,885             384             5.16%
                                                                                  ----             ----
Noninterest-bearing liabilities                                  1,444
Minority interest                                                  986
Stockholders' equity                                             1,007
                                                               -------
         Total liabilities, minority interest and
               stockholders' equity                            $33,322
                                                               =======
Net interest income                                                               $159
                                                                                  ====
Interest rate spread                                                                               2.19%
                                                                                                   ====
Net interest margin                                                                                2.14%
                                                                                                   ====
Average equity to average assets                                                                   3.02%
                                                                                                   ====

                                                                           Three months ended
                                                                              June 30, 1997
                                                               ------------------------------------------
                                                               Average                            Average
                                                               Balance          Interest           Rate
                                                               -------          --------          -------
                                                                          (dollars in millions)
ASSETS

Interest-earning assets (1):
     Securities and interest-bearing deposits in banks (2)       $ 1,060         $  17             6.45%
     Mortgage-backed securities available for sale                 4,354            73             6.74
     Mortgage-backed securities held to maturity                   1,522            29             7.60
     Loans held for sale, net                                      1,138            20             7.16
     Loans receivable, net                                        19 940           389             7.80
                                                                 -------          ----             ----
         Total interest-earning assets                            28,014           528             7.54%
                                                                                  ----             ----
Noninterest-earning assets                                         2,778
                                                                 -------
         Total assets                                            $30,792
                                                                 =======
LIABILITIES, MINORITY INTEREST
     AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
     Deposits                                                    $16,845           188             4.47%
     Securities sold under agreements to repurchase                2,638            38             5.76
     Borrowings (3)                                                8,470           135             6.39
                                                                 -------          ----             ----
         Total interest-bearing liabilities                       27,953           361             5.18%
                                                                                  ----             ----
Noninterest-bearing liabilities                                      984
Minority interest                                                    980
Stockholders' equity                                                 875
                                                                 -------
         Total liabilities, minority interest
             and stockholders' equity                            $30,792
                                                                 =======
Net interest income                                                               $167
                                                                                  ====
Interest rate spread                                                                               2.36%
                                                                                                   ====
Net interest margin                                                                                2.37%
                                                                                                   ====
Average equity to average assets                                                                   2.84%
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

                                                                   Three months ended June 30, 1998 vs. 1997
                                                                          Increase (Decrease) Due to
                                                                   -----------------------------------------
                                                                    Volume            Rate               Net
                                                                    ------            ----               ---
                                                                                 (in millions)
INTEREST INCOME:
     Securities and interest-bearing deposits in banks                $ --           $ (1)              $ (1)
     Mortgage-backed securities available for sale                      30             (6)                24
     Mortgage-backed securities held to maturity                        (8)             1                 (7)
     Loans held for sale, net                                           12             (1)                11
     Loans receivable, net                                             (16)             4                (12)
                                                                      ----           ----               ----
           Total                                                        18             (3)                15
                                                                      ----           ----               ----

INTEREST EXPENSE:

     Deposits                                                           (6)            (5)               (11)
     Securities sold under agreements to repurchase                     (7)            (1)                (8)
     Borrowings                                                         46             (4)                42
                                                                      ----           ----               ----
           Total                                                        33            (10)                23
                                                                      ----           ----               ----
                      Change in net interest income                   $(15)          $  7               $ (8)
                                                                      ====           ====               ====


     The volume variances in total interest income and total interest expense for the three months ended June 30, 1998 compared to the corresponding period in 1997 are largely due to increased purchases of mortgage-backed securities funded with FHLB advances. The positive total rate variance of $7 million is primarily attributed to lower rates on FHLB advances and a lower cost of funds on deposits, partially offset by the comparatively lower market rates on mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

     Interest Income. Total interest income was $543.5 million for the three months ended June 30, 1998, an increase of $15.7 million from the three months ended June 30, 1997. Total interest-earning assets for the three months ended June 30, 1998 averaged $29.6 billion, compared to $28.0 billion for the corresponding period in 1997. The yield on total interest-earning assets during the three months ended June 30, 1998 decreased to 7.35% compared to 7.54% for the three months ended June 30, 1997, primarily due to lower market rates on new mortgage-backed securities purchased in 1998 and 1997 and prepayments of higher rate interest-earning assets.

     FN Holdings earned $376.6 million of interest income on loans receivable for the three months ended June 30, 1998, a decrease of $12.4 million from the three months ended June 30, 1997. The average balance of loans receivable decreased to $19.1 billion during the three months ended June 30, 1998 from $19.9 billion for the three months ended June 30, 1997, primarily due to increased prepayments. The weighted average yield on loans receivable increased to 7.87% for the three months ended June 30, 1998 from 7.80% for the same period in 1997, partially due to the higher rate loans originated through Auto One.

     FN Holdings earned $30.9 million of interest income on loans held for sale for the three months ended June 30, 1998, an increase of $10.5 million from the three months ended June 30, 1997. The average balance of loans held for sale was $1.8 billion for the three months ended June 30, 1998, an increase of $710 million from the same period in 1997, primarily due to increased originations and longer holding periods for jumbo loans during the three months ended June 30, 1998. The weighted average yield on loans held for sale decreased to 6.69% for the three months ended June 30, 1998 from 7.16% during the three months ended June 30, 1997, primarily due to generally lower market interest rates during the second quarter of 1998.

     Interest income on mortgage-backed securities available for sale was $97.0 million for the three months ended June 30, 1998, an increase of $23.6 million from the three months ended June 30, 1997. The average portfolio balance increased $2.0 billion, to $6.3 billion, during the three months ended June 30, 1998 compared to the same period in 1997. The weighted average yield on these assets decreased from 6.74% for the three months ended June 30, 1997 to 6.12% for the three months ended June 30, 1998. The increase in the volume and decrease in the weighted average yield is primarily due to purchases of $3.1 billion in lower rate mortgage-backed securities during the three months ended June 30, 1998 and $.9 billion during the last six months of 1997, as well as prepayments of higher rate mortgage-backed securities since June 30, 1997.

     There were no material variances between the three months ended June 30, 1998 and the three months ended June 30, 1997 with respect to interest income from mortgage-backed securities held to maturity and securities and interest-bearing deposits in banks.

     Interest Expense. Total interest expense was $384.1 million for the three months ended June 30, 1998, an increase of $23.1 million from the three months ended June 30, 1997. The increase is primarily the result of increased borrowings of FHLB advances, partially offset by a decline in the average balance of deposits resulting from net deposit run-off.

     Interest expense on customer deposits, including Brokered Deposits, was $177.0 million for the three months ended June 30, 1998, a decrease of $10.7 million from the three months ended June 30, 1997. The average balance of customer deposits outstanding decreased from $16.8 billion to $16.3 billion for the three months ended June 30, 1997 and 1998, respectively. The decrease in the average balance is primarily due to net deposit run-off, anticipated following the Cal Fed Acquisition. The overall weighted average cost of deposits decreased to 4.36% for the three months ended June 30, 1998 from 4.47% for the three months ended June 30, 1997, primarily due to higher average balances of lower rate custodial transaction accounts.

     Interest expense on securities sold under agreements to repurchase totalled $30.5 million for the three months ended June 30, 1998, a decrease of $7.9 million from the three months ended June 30, 1997. The average balance of such borrowings for the three months ended June 30, 1998 and 1997 was $2.2 billion and $2.6 billion, respectively. The decrease in the average balance is attributed to maturities that were refinanced with FHLB advances at more favorable rates. The weighted average interest rate on these instruments decreased to 5.51% during the three months ended June 30, 1998 from 5.76% for the three months ended June 30, 1997, primarily due to a decrease in rates on new borrowings compared to such borrowings during 1997.

     Interest expense on borrowings totalled $176.6 million for the three months ended June 30, 1998, an increase of $41.7 million from the three months ended June 30, 1997. The increase is attributed to additional FHLB advances used to fund the purchases of mortgage-backed securities and replace reverse repurchase agreements which matured. The average balance outstanding for the three months ended June 30, 1998 and 1997 was $11.4 billion and $8.5 billion, respectively. The weighted average interest rate on these instruments decreased to 6.20% during the three months ended June 30, 1998 from 6.39% for the three months ended June 30, 1997, primarily due to the lower rates in effect as a result of the flatter yield curve at June 30, 1998 compared to June 30, 1997.

     Net Interest Income. Net interest income was $159.4 million for the three months ended June 30, 1998, a decrease of $7.4 million from the three months ended June 30, 1997. The interest rate spread decreased to 2.19% for the three months ended June 30, 1998 from 2.36% for the three months ended June 30, 1997, primarily as a result of prepayments of higher rate interest-earning assets being replaced with interest-earning assets having comparatively lower yields, reflecting the flattening of the yield curve during the second half of 1997 and year to date in 1998.

     Noninterest Income. Total noninterest income, consisting primarily of loan servicing fees, customer banking fees, gains on sales of loans and dividends on FHLB stock, was $95.0 million for the three months ended June 30, 1998, an increase of $12.5 million from the three months ended June 30, 1997. Income for the three months ended June 30, 1998 includes a $13.1 million increase in gain on sales of loans, primarily attributed to early payoffs of commercial loans with unamortized discounts and additional gains from residential loan sales during the second quarter of 1998.

     Loan servicing fees, net of amortization of mortgage servicing rights, were $34.4 million for the three months ended June 30, 1998, compared to $35.3 million for the three months ended June 30, 1997. The single-family residential loan servicing portfolio, excluding loans serviced for the Bank, decreased from $47.4 billion at June 30, 1997 to $46.8 billion at June 30, 1998. During the three months ended June 30, 1998, the Company sold $2.7 billion in single-family mortgage loans originated for sale as part of its ongoing mortgage banking operations compared to $1.8 billion of such sales for the corresponding period in 1997.

     Gain on sales of loans was $21.6 million for the three months ended June 30, 1998, compared to $8.5 million for the three months ended June 30, 1997. The increase is primarily attributed to early payoffs of commercial loans with unamortized discounts and additional gains from residential loan sales during the second quarter of 1998.

     Dividends on FHLB stock were $7.6 million for the three months ended June 30, 1998, an increase of $1.5 million from the three months ended June 30, 1997, representing an increase in the volume of such stock owned by the Company, primarily as a result of an increase in borrowings on FHLB advances.

     There were no material variances between the three months ended June 30, 1998 and the comparable period in 1997 with respect to customer banking fees, gain (loss) on sales of assets and other noninterest income.

     Noninterest Expense. Total noninterest expense was $156.9 million for the three months ended June 30, 1998, a decrease of $14.2 million from the three months ended June 30, 1997. The variance between the two periods is primarily attributed to a $19.0 million provision for unreimbursable costs related to the foreclosure of single-family loans serviced for others, which is reflected in loan expense and professional fees, recorded during the second quarter of 1997.

     Provision for Income Tax. During the three months ended June 30, 1998 and 1997, FN Holdings recorded income tax benefit of $236.4 million and income tax expense of $10.2 million, respectively. Based on resolutions of federal income tax audits and favorable future earnings expectations, management changed its judgment about the realizability of FN Holdings' deferred tax asset and reduced its valuation allowance by $250 million in addition to the amount used to offset income during the period. For the quarter ended June 30, 1998 and 1997, FN Holdings' valuation allowance was reduced by $288.0 million and $28.5 million, respectively. FN Holdings' effective Federal tax rates were (284)% and 2% during the three months ended June 30, 1998 and 1997, respectively, while its statutory Federal tax rate was 35% during both periods. The difference between the effective and statutory rates was primarily the result of the reductions in the deferred tax asset valuation allowance. FN Holdings' effective state tax rate was 14% during the three months ended June 30, 1998 and 1997. It is expected that, beginning July 1, 1998, the Company's effective tax rate for future periods will be 42%.

     Minority Interest. Dividends on the REIT Preferred Stock totalling $11.4 million were declared and paid during each of the three months ended June 30, 1998 and 1997. Minority interest relative to the REIT Preferred Stock is reflected on the consolidated statements of income net of the income tax benefit of $1.5 million which will inure to the Company as a result of the deductibility of such dividends for income tax purposes. Dividends on the Bank Preferred Stock of $13.2 million were also recorded during the each of the three months ended June 30, 1998 and 1997. Minority interest for the three months ended June 30, 1998 also includes $.4 million representing that portion of Auto One's loss attributable to the 20% interest in the common stock of Auto One that was issued as part of the GSAC Acquisition.

PROVISION FOR LOAN LOSSES

     The adequacy of the allowance for loan losses is periodically evaluated by management in order to maintain the allowance at a level that is sufficient to absorb expected loan losses. The Company charges current earnings with a provision for estimated credit losses on loans receivable. The provision considers both specifically identified problem loans as well as credit risks not specifically identified in the loan portfolio. The Company established provisions for loan losses of $20.0 million and $39.9 million during the six months ended June 30, 1998 and 1997, respectively. The decrease in the provision for loan losses during the six months ended June 30, 1998 compared to the same period in 1997 is the result of management's evaluation of the adequacy of the allowance based on, among other things, past loan loss experience and known and inherent risks in the portfolio, evidenced in part by the continued decline in the Company's level of non-performing assets. In addition, management's periodic evaluation of the adequacy of the allowance for loan losses considers potential adverse situations that may affect the borrower's ability to repay, the estimated value of underlying collateral, and current and prospective economic conditions. The allowance for loan losses is increased by provisions for loan losses and allowances on acquired loans, while it is decreased by charge-offs (net of recoveries).

     Activity in the allowance for loan losses during the six months ended June 30, 1998 and 1997 is as follows (in thousands):

                                                               1998                  1997
                                                               ----                  ----

Balance - January 1                                          $418,674               $246,556
   Purchase - Cal Fed Acquisition                                  --                143,820
   Provision for loan losses                                   20,000                 39,900
   Charge-offs                                               (19,685)               (32,243)
   Recoveries                                                   1,676                  2,468
                                                             --------               --------
Balance - June 30                                            $420,665               $400,501
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

     FN Holdings, through the Bank, actively pursues investment and funding strategies intended to minimize the sensitivity of its earnings to interest rate fluctuations while maintaining the flexibility required to execute its business strategies. The Company measures the interest rate sensitivity of the balance sheet through gap and duration analysis, as well as net interest income and market value simulation, and, after taking into consideration both the variability of rates and the maturities of various instruments, evaluates strategies which may reduce the sensitivity of its earnings to interest rate and market value fluctuations. An important decision is the selection of interest-bearing liabilities and the generation of interest-earning assets which best match relative to interest rate changes. In order to reduce interest rate risk by increasing the percentage of interest sensitive assets, the Company has continued its emphasis on the origination of adjustable rate mortgage ("ARM") products for its portfolio. Where possible, the Company seeks to purchase assets or originate real estate loans that reprice frequently and that on the whole adjust in accordance with the repricing of its liabilities. At June 30, 1998, approximately 91% of the Company's real estate loan portfolio consisted of ARMs.

     ARMs have from time to time been offered with low initial interest rates as marketing inducements. In addition, most ARMs are also subject to periodic interest rate adjustment caps or floors. In a period of rising interest rates, ARMs could reach a periodic adjustment cap while still at a rate significantly below their contractual margin over existing market rates. Since repricing liabilities are typically not subject to such interest rate adjustment constraints, the Company's net interest margin would most likely be negatively impacted in this situation. Certain ARMs currently offered by the Company have a fixed monthly payment for a given period, with any changes as a result of market interest rates reflected in the unpaid principal balance through negative amortization.

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

     The following table sets forth the projected maturities based upon contractual maturities as adjusted for projected prepayments and "repricing mechanisms" (provisions for changes in the interest rates), as of June 30, 1998. Prepayment rates are assumed in each period on substantially all of the Company's loan portfolio based upon expected loan prepayments. Repricing mechanisms on the Company's assets are subject to limitations such as caps on the amount that interest rates and payments on its loans may adjust and, accordingly, such assets may not respond in the same manner or to the same extent to changes in interest rates as the Company's liabilities. In addition, the interest rate sensitivity of the Company's assets and liabilities illustrated in the table would vary substantially if different assumptions were used or if actual experience differed from the assumptions set forth. The Company's estimated interest rate sensitivity gap at June 30, 1998 is as follows:

                                                                         Maturity/Rate Sensitivity
                                                       -------------------------------------------------------------
                                                       Within          1-5         Over 5      Noninterest
                                                       1 Year         Years         Years        Bearing       Total
                                                       ------         -----        ------      -----------     -----
                                                                        (dollars in millions)
INTEREST-EARNING ASSETS:

Securities held to maturity, interest-bearing
     deposits in other banks and short-term
     investment securities(1)(2)                        $    96       $   --          $ --       $   --      $    96
Securities available for sale (3)                           783           --            --           --          783
Mortgage-backed securities
     available for sale (3)                               8,037           --            --           --        8,037
Mortgage-backed securities
     held to maturity (1)(4)                              1,135            2            --           --        1,137
Loans held for sale, net (3)(5)                           1,707           --            --           --        1,707
Loans receivable, net (1)(6)                             14,891        3,263           757           --       18,911
Investment in FHLB                                          540           --            --           --          540
                                                        -------       ------          ----       ------      -------
     Total interest-earning assets                       27,189        3,265           757           --       31,211
Noninterest-earning assets                                   --           --            --        2,825        2,825
                                                        -------       ------          ----       ------      -------
                                                        $27,189       $3,265          $757       $2,825      $34,036
                                                        =======       ======          ====       ======      =======

INTEREST-BEARING LIABILITIES:

Deposits (7)                                            $14,395       $1,641          $  8       $   --      $16,044
Securities sold under agreements to
     repurchase (1)                                       2,862           --            --           --        2,862
FHLB advances (1)                                         4,208        6,784             2           --       10,994
Other borrowings (1)                                        238          351           693           --        1,282
                                                        -------      -------          ----       ------      -------
     Total interest-bearing liabilities                  21,703        8,776           703           --       31,182
Noninterest-bearing liabilities                              --           --            --          730          730
Minority interest                                            --           --            --          986          986
Stockholders' equity                                         --           --            --        1,138        1,138
                                                        -------      -------          ----       ------      -------
                                                        $21,703       $8,776          $703       $2,854      $34,036
                                                        =======      =======          ====       ======      =======

Gap                                                      $5,486      $(5,511)         $ 54                       $29
                                                         ======      =======          ====                       ===

Cumulative gap                                           $5,486         $(25)         $ 29                       $29
                                                         ======         ====          ====                       ===

Gap as a percentage of total assets                       16.1%        (16.2)%        0.2%                       0.1%
                                                          ====          ====          ===                        ===

Cumulative gap as a percentage of total assets            16.1%         (0.1)%        0.1%                       0.1%
                                                          ====          ====          ====                       ===




------------
(1) Based upon (a) contractual maturity, (b) instrument repricing date, if applicable, and (c) projected repayments and prepayments of principal, if applicable. Prepayments were estimated generally by using the prepayment rates forecast by various large brokerage firms as of June 30, 1998. The actual maturity and rate sensitivity of these assets could vary substantially if future prepayments differ from the Company's prepayment estimates.
(2) Consists of $59 million of securities held to maturity, $2 million of interest-bearing deposits in other banks and $35 million of short-term investment securities.
(3) As loans held for sale and securities and mortgage-backed securities available for sale may be sold within one year, they are considered to be maturing within one year.
(4)  Excludes underlying non-performing loans of $6 million.
(5)  Excludes non-performing loans of $18 million.
(6) Excludes allowance for loan losses of $421 million and non-performing loans of $136 million.
(7) Fixed rate deposits and deposits with a fixed pricing interval are reflected as maturing in the year of contractual maturity or first repricing date. Money market deposit accounts, demand deposit accounts and passbook accounts are reflected as maturing within one year.

     At June 30, 1998, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $29 million. At December 31, 1997, interest-earning assets of the Company exceeded interest-bearing liabilities by approximately $154 million.

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

LIQUIDITY

     The standard measure of liquidity in the savings industry is the ratio of cash and short-term U. S. government securities and other specified securities to deposits and borrowings due within one year. Effective November 24, 1997, the OTS established a minimum liquidity requirement for the Bank of 4.00%, a reduction from 5.00%, which had been in effect prior to that date in 1997. California Federal has been in compliance with the liquidity regulations during 1998 and 1997.

     A major source of the Company's funding is expected to be the Bank's retail deposit branch network, which management believes will be sufficient to meet its long-term liquidity needs. The ability of the Company to retain and attract new deposits is dependent upon the variety and effectiveness of its customer account products, customer service and convenience, and rates paid to customers. The Company also obtains funds from the repayment and maturities of loans and mortgage-backed securities, while additional funds can be obtained from a variety of other sources including Brokered Deposits, loan sales, securities sold under agreements to repurchase, FHLB advances, and other secured and unsecured borrowings. It is anticipated that FHLB advances and securities sold under agreements to repurchase will continue to be important sources of funding, and management expects there to be adequate collateral for such funding requirements.

     The Company's primary uses of funds are the origination or purchase of loans, the purchase of mortgage-backed securities, the funding of maturing certificates of deposit, demand deposit withdrawals, the repayment of borrowings, and the payment of dividends with respect to the REIT Preferred Stock and the Bank Preferred Stock. Certificates of deposit scheduled to mature during the twelve months ending June 30, 1999 aggregate $8.3 billion. The Company may renew these certificates, attract new replacement deposits, replace such funds with other borrowings, or it may elect to reduce the size of the balance sheet. In addition, at June 30, 1998, FN Holdings had securities sold under agreements to repurchase, FHLB advances and other borrowings aggregating $7.3 billion maturing within twelve months. The Company may elect to pay off such debt or to replace such borrowings with additional FHLB advances or other borrowings at prevailing rates.

     FN Holdings' primary source of cash to pay the interest on and principal of its long-term debt is expected to be distributions from the Bank. The annual interest on the FN Holdings Notes is $98.4 million. Interest on the GS Escrow Notes, to be assumed by a subsidiary of FN Holdings in the GS Escrow Merger, will approximate $140.9 million per year. Although FN Holdings expects that distributions from the Bank will be sufficient to pay interest when due and the principal amount of its long-term debt at maturity, there can be no assurance that earnings from the Bank will be sufficient to make such distributions to FN Holdings. In addition, there can be no assurance that such distributions will be permitted by the terms of any debt instruments of FN Holdings' subsidiaries then in effect, by the terms of any class of preferred stock issued by the Bank or its subsidiaries, including the REIT Preferred Stock and the Bank Preferred Stock, or under applicable federal thrift laws.

     The Company anticipates that cash and cash equivalents on hand, the cash flow from assets as well as other sources of funds will provide adequate liquidity for its operating, investing and financing needs and the Bank's regulatory liquidity requirements for the foreseeable future. In addition to cash and cash equivalents of $383.4 million at June 30, 1998, the Company has substantial additional borrowing capacity with the FHLB and other sources.

     As presented in the accompanying unaudited consolidated statements of cash flows, the sources of liquidity vary between periods. The primary sources of funds during the six months ended June 30, 1998 were net loan repayments of $725.3 million, proceeds from sales of loans of $4.5 billion, $11.8 billion in additional borrowings, a $1.0 billion net increase in securities sold under agreements to repurchase and $1.9 billion in proceeds from principal payments and maturities of securities and mortgage-backed securities available for sale and held to maturity. The primary uses of funds were $10.3 billion in principal payments on borrowings, $4.6 billion in purchases of securities and mortgage-backed securities available for sale, $4.8 billion in originations of loans, $157.9 million from a net decrease in deposits and $82.4 million in dividend payments.

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

     At June 30, 1998, the carrying value of loans that were considered to be impaired totalled $97.2 million (of which $20.3 million were on non-performing status). The average recorded investment in impaired loans during the six months ended June 30, 1998 was approximately $98.7 million. For the six months ended June 30, 1998, FN Holdings recognized interest income on those impaired loans of $4.4 million, which included $.7 million of interest income recognized using the cash basis method of income recognition.

     The following table presents the amounts, net of specific allowances for loan losses and purchase accounting adjustments, of the Company's non-performing loans, foreclosed real estate, repossessed assets, troubled debt restructurings and impaired loans as of the dates indicated. These categories are not mutually exclusive; certain loans are included in more than one classification.

                                                                         June 30, 1998
                                                       --------------------------------------------------
                                                       Non-performing       Impaired         Restructured
                                                       --------------       --------         ------------
                                                                          (in millions)
Real Estate:
     1-4 unit residential                                   $133               $--                $ 2
     5+ unit residential                                      10                40                 21
     Commercial and other                                     10                56                 21
     Land                                                     --                --                 --
     Construction                                              1                 1                 --
                                                            ----               ---                ---
         Total real estate                                   154                97                 44
Non-real estate                                                6                --                 --
                                                            ----               ---                ---
         Total loans, net                                    160               $97 (b)            $44 (c)
                                                                               ===                ===
Foreclosed real estate, net                                   65
Repossessed assets                                             2
                                                            ----
         Total non-performing assets                        $227 (a)
                                                            ====


                                                                       December 31, 1997
                                                       --------------------------------------------------
                                                       Non-performing       Impaired         Restructured
                                                       --------------       --------         ------------
                                                                          (in millions)
Real Estate:
     1-4 unit residential                                     $165              $ --              $ 2
     5+ unit residential                                        12                43               43
     Commercial and other                                        6                67               26
     Land                                                       --                --               --
     Construction                                                2                --               --
                                                              ----              ----              ---
         Total real estate                                     185               110               71
Non-real estate                                                  7                --               --
                                                              ----              ----              ---
         Total loans                                           192              $110 (b)          $71 (c)
                                                               ---              ====              ===
Foreclosed real estate, net                                     77
Repossessed assets                                               3
                                                              ----
         Total non-performing assets                          $272 (a)
                                                              ====


     ------------------
     (a) Includes loans securitized with recourse on non-performing status of $5.7 million and $5.2 million at June 30, 1998 and December 31, 1997, respectively, and loans held for sale on non-performing status of $18.4 million and $1.2 million at June 30, 1998 and December 31, 1997.
     (b) Includes $20.3 million and $18.6 million of loans on non-performing status at June 30, 1998 and December 31, 1997, respectively. Also includes $19.2 million and $17.5 million of loans classified as troubled debt restructurings at June 30, 1998 and December 31, 1997, respectively.
     (c) Includes non-performing loans of $1.1 million and $2.1 million at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998 and December 31, 1997, $.3 million and $1.7 million, respectively, of these non-performing troubled debt restructurings were also considered impaired.

     There were no accruing loans contractually past due 90 days or more at June 30, 1998 or December 31, 1997.

     FN Holdings' non-performing assets, consisting of non-performing loans, net of purchase accounting adjustments, foreclosed real estate, net, and repossessed assets, decreased to $227 million at June 30, 1998, from $272 million at December 31, 1997. Non-performing assets as a percentage of the Bank's total assets decreased to .67% at June 30, 1998, from .87% at December 31, 1997.

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

     The following table presents non-performing real estate assets by geographic region of the country as of June 30, 1998:

                                                                                 Total
                                     Non-performing        Foreclosed       Non-performing
                                       Real Estate        Real Estate,        Real Estate      Geographic
                                     Loans, Net (2)          Net (2)            Assets        Concentration
                                     --------------         --------            ------        -------------
                                                              (dollars in millions)
     Region:
         California                        $ 89                $39               $128             58.52%
         Northeast (1)                       28                 12                 40             18.16
         Other regions                       37                 14                 51             23.32
                                           -----              ----               ----            ------
              Total                        $154                $65               $219            100.00%
                                           ====                ===               ====            ======

------------------

(1) Includes Connecticut, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Delaware.
(2)  Net of purchase accounting adjustments and specific allowances for losses.

     At June 30, 1998, the Company's largest non-performing asset was approximately $4.6 million, and it had three non-performing assets over $2 million in size with balances averaging approximately $4.0 million. The Company has 1,358 non-performing assets below $2 million in size, including 1,266 non-performing 1-4 unit residential assets.

     A summary of the activity in the allowance for loan losses by loan type is as follows for the six months ended June 30, 1998:

                                                                      5+ Unit
                                                                    Residential
                                                 1-4 Unit         and Commercial        Consumer
                                                Residential         Real Estate         and Other       Total
                                                -----------       --------------        ---------       -----
                                                               (dollars in millions)
Balance - December 31, 1997                         $202                $198             $19           $419
     Provision for loan losses                        12                   5               3             20
     Charge-offs                                     (13)                 (3)             (4)           (20)
     Recoveries                                        1                  --               1              2
                                                    ----                ----             ---           ----
Balance - June 30, 1998                             $202                $200             $19           $421
                                                    ====                ====             ===           ====


     The ratio of allowance for loan losses to non-performing loans at June 30, 1998 and December 31, 1997 was 262.0% and 217.8%, respectively.

MORTGAGE BANKING OPERATIONS

     Since 1994, the Company, through the Bank's wholly owned mortgage bank subsidiary, First Nationwide Mortgage Corporation ("FNMC"), has significantly expanded its mortgage banking operations. During May 1997 and January 1998, FNMC acquired mortgage servicing assets of $3.2 billion and $3.6 billion, respectively, as a result of four bulk servicing acquisitions. The balance in the servicing portfolio has remained relatively flat as a result of the net effect of a 1997 servicing sale of loans with an unpaid principal balance of $2.3 billion and the higher prepayments on the underlying loans serviced, offset by the bulk purchases in 1997 and 1998, the acquisition of additional 1-4 unit residential loan servicing portfolios in the Cal Fed Acquisition and the originated servicing. The 1-4 unit residential loans serviced for others totalled $46.8 billion at June 30, 1998, a decrease of $.7 billion and $.6 billion from December 31, 1997 and June 30, 1997, respectively. During the six months ended June 30, 1998, the Company, through FNMC, originated $4.8 billion and sold (generally with servicing retained) $4.5 billion of 1-4 unit residential loans. Gross revenues from mortgage loan servicing activities for the six months ended June 30, 1998 totalled $118.8 million, a decrease of $3.6 million from the six months ended June 30, 1997.

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

     At June 30, 1998, the Company, through FNMC, was a party to several interest rate floor contracts maturing from October 2001 through January 2003. The Company paid counterparties a premium in exchange for cash payments in the event that the 10-year Constant Maturity Treasury rate falls below negotiated strike prices. At June 30, 1998, the notional amount of the interest rate floors was $1.4 billion and the strike prices were between 5.5% and 6.5%. In addition, the Company, through FNMC, was a party to swap agreements related to principal-only mortgage-backed securities and prepayment-linked swap agreements with a remaining notional amount of $107.4 million and $1.2 billion, respectively. The estimated market values of interest rate floor contracts and swaps designated as hedges against MSRs at June 30, 1998 were $28.6 million and $21.3 million, respectively.

     The following is a summary of activity in MSRs and the MSR Hedge for the six months ended June 30, 1998 (in thousands):

                                                                                                       Total MSR
                                                                         MSRs         MSR Hedge         Balance
                                                                         ----         ---------        ---------

Balance at December 31, 1997                                            $531,269         $5,434          $536,703
     Additions - bulk purchases                                           57,136             --            57,136
     Originated servicing                                                102,029             --           102,029
     Additions - other                                                    21,087             --            21,087
     Additions to MSR Hedge                                                   --         13,478            13,478
     Payments received under interest rate floor contracts                    --         (6,338)           (6,338)
     Net payments made under principal-only swap agreements                   --            381               381
     Net payments made under futures contracts                                --          1,654             1,654
     Amortization                                                        (54,213)        (2,861)          (57,074)
                                                                        --------        -------          --------
Balance at June 30, 1998                                                $657,308        $11,748          $669,056
                                                                        ========        =======          ========


     Capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated future net servicing income. SFAS No. 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At June 30, 1998 and December 31, 1997, no allowance for impairment of the mortgage servicing rights was necessary.

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

     At June 30, 1998, the Bank's regulatory capital levels exceeded the minimum regulatory capital requirements, with tangible, core and risk-based capital ratios of 5.46%, 5.46% and 12.15%, respectively. The following is a reconciliation of the Bank's stockholders' equity to regulatory capital as of June 30, 1998:

                                                                      Tangible              Core            Risk-based
                                                                       Capital             Capital           Capital
                                                                       -------             -------           -------
                                                                                   (dollars in millions)
Stockholders' equity of the Bank at June 30, 1998                       $2,565             $2,565             $2,565
Minority interest - REIT Preferred Stock                                   500                500                500
Unrealized holding gain on securities available for
     sale, net                                                             (28)               (28)               (28)
Non-qualifying MSRs                                                        (67)               (67)               (67)
Non-allowable capital:
     REIT Preferred Stock in excess of 25% of
         Tier 1 capital                                                    (53)               (53)               (53)
     Intangible assets                                                    (656)              (656)              (656)
     Goodwill Litigation Asset                                            (100)              (100)              (100)
     Investment in subsidiaries                                            (54)               (54)               (54)
     Excess deferred tax asset                                            (319)              (319)              (319)
Supplemental capital:
     Qualifying subordinated debt debentures                                --                 --                 94
     General loan loss allowance                                            --                 --                218
Assets required to be deducted:
     Low level recourse deduction                                           --                 --                (2)
     Land loans with more than 80% LTV ratio                                --                 --                (3)
                                                                        ------            -------            -------
Regulatory capital of the Bank                                           1,788              1,788              2,095
Minimum regulatory capital requirement                                     492              1,311              1,380
                                                                        ------            -------            -------
Excess above minimum capital requirement                                $1,296            $   477            $   715
                                                                        ======            =======            =======


Regulatory capital of the Bank                                           5.46%              5.46%              12.15%
Minimum regulatory capital requirement                                   1.50               4.00                8.00
                                                                         ----               ----              ------
Excess above minimum capital requirement                                 3.96%              1.46%               4.15%
                                                                         ====               ====              ======


     The amount of adjusted total assets used for the tangible and core capital ratios is $32.8 billion. Risk-weighted assets used for the risk-based capital ratio amounted to $17.2 billion.

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

     To be considered "well capitalized," a savings association must generally have a leverage capital ratio of at least 5.00%, a Tier 1 (core capital) risk-based capital ratio of at least 6.00%, and a total risk-based capital ratio of at least 10.00%. An association is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2.00% or less. At June 30, 1998, California Federal's capital levels were sufficient for it to be considered "well capitalized:"

                                                                                           Risk-based
                                                               Leverage           --------------------------
                                                                Capital           Tier 1       Total Capital
                                                                -------           ------       -------------
     Regulatory capital of the Bank                              5.46%            10.37%           12.15%
     "Well capitalized" ratio                                    5.00              6.00            10.00
                                                                 ----              ----            -----
     Excess above "well capitalized" ratio                       0.46%             4.37%            2.15%
                                                                 ====              ====            =====

     OTS capital regulations allow a savings association to include a net deferred tax asset in regulatory capital, subject to certain limitations. To the extent that the realization of a deferred tax asset depends on a savings association's future taxable income, such deferred tax asset is limited for regulatory capital purposes to the lesser of the amount that can be realized within one year or 10 percent of core capital. At June 30, 1998, $319 million of the net tax benefit was determined to be attributable to the amount of taxable income that may be realized in periods beyond one year. Accordingly, such amount has been excluded from the Bank's regulatory capital at June 30, 1998.

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

     On July 1, 1996, the United States Supreme Court issued its opinion for United States v. Winstar Corporation, No. 95- 865, which affirmed the decisions of the United States Court of Appeals for the Federal Circuit and the United States Court of Federal Claims in various consolidated cases (the "Winstar Cases") granting summary judgment to the plaintiff thrift institutions on the liability portion of their breach of contract claims against the United States. The Supreme Court held that the government breached certain express contracts when Congress enacted FIRREA, and the Supreme Court remanded the proceedings for a determination of the appropriate measure and amount of damages, which to date have not been awarded.

     On October 30, 1996, Old California Federal filed a motion for partial summary judgment as to the Federal government's liability to the Bank for breach of contract, which was opposed by the Federal government. In addition, the government filed a cross-motion for partial summary judgment as to certain liability issues. A hearing on the motions for partial summary judgment on liability was held on August 7, 1997. On December 22, 1997, a U.S. Claims Court Judge ruled in favor of this motion to establish the government's liability, and a formal order in that regard was subsequently issued on July 16, 1998. The trial of the damages phase of the Bank's case has been scheduled to begin in December 1998.

     In connection with the Cal Fed Acquisition, the Company recorded as an asset part of the estimated after-tax cash recovery from the California Federal Litigation that will inure to the Company, net of amounts payable to holders of the Litigation Interests and the Secondary Litigation Interests in any such recovery (the "Goodwill Litigation Asset"). The Goodwill Litigation Asset was recorded at its estimated fair value of $100 million, net of estimated tax liabilities, as of January 3, 1997, and is included in the consolidated balance sheets as of June 30, 1998 and December 31, 1997.

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






                            First Nationwide Holdings Inc.



                                          /s/  Laurence Winoker
                            ---------------------------------------------------
                            By:  Laurence Winoker
                                 Vice President and Controller

                                 (Signing on behalf of the Registrant and as the Principal Accounting Officer)




August 13, 1998